Form 10-Q
period 1996-06-30
COMMUNITY CARE OF AMERICA INC
filed 1996-08-14
CIK 945772

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended June 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from to


                         Commission file number: 0-26502


                         COMMUNITY CARE OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                                52-1823411
                 --------                                ----------
    (State or other jurisdiction of                    (IRS Employer
     incorporation or organization)                  Identification No.)


          3050 North Horseshoe Drive, Suite 260, Naples, Florida 34104
                    (Address of principal executive offices)

       Registrant's telephone number, including area code: (941) 435-0085


          3050 North Horseshoe Drive, Suite 260, Naples, Florida 33942
                                (Former address)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1996, there were outstanding 7,597,801 shares of common stock, $.0025 par value, per share.

                                      INDEX

PART I  - FINANCIAL INFORMATION                                           PAGE

Item 1.  Condensed Financial Statements

            Consolidated Balance Sheets.....................................3

            Consolidated Statements of Operations...........................4

            Consolidated Statement of Shareholders' Equity..................5

            Consolidated Statements of Cash Flows...........................6

            Notes to Consolidated Financial Statements......................7

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations...............................12

PART II - OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders...............23

Item 5     Other Information...............................................24

Item 6.  Exhibits and Reports on Form 8-K..................................24

         Signatures........................................................28

         Exhibit Index ....................................................29




                         Community Care of America, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                            December 31,      June 30,
                                                                1995            1996
                                                             ----------     ----------
                              Assets                                        (Unaudited)
     Current assets:
        Cash and cash equivalents                           $ 2,485,000    $ 1,108,000
        Accounts receivable net of allowance for doubtful
          accounts and contractual adjustments of
          $1,978,000, and $3,795,000 at December 31, 1995
          and June 30, 1996                                  12,934,000     16,959,000
        Supplies inventory                                    1,534,000      1,932,000
        Prepaid expenses and other current assets             3,662,000      3,460,000
                                                             ----------     ----------
                       Total current assets                  20,615,000     23,459,000

     Property, plant and equipment, net of
       accumulated depreciation                              54,327,000     59,897,000
     Notes receivable                                         2,533,000      2,608,000
     Deposits                                                10,244,000      6,635,000
     Excess of cost over fair value of net assets
       acquired, net of accumulated amortization
       of $139,000 and $213,000 at December 31, 1995
       and June 30, 1996                                      3,299,000     15,746,000
     Deferred financing costs                                   948,000      2,527,000
     Other assets                                             1,324,000      2,166,000
                                                             ----------     ----------
                                                           $ 93,290,000   $113,038,000
                                                           ============   ============

               Liabilities and shareholders' equity
     Current liabilities:
        Current maturities of long-term debt                $ 1,258,000   $ 15,970,000
        Accounts payable and accrued expenses                14,869,000     26,779,000
                                                             ----------     ----------

                     Total current liabilities               16,127,000     42,749,000

     Long-term debt, less current maturities                 34,407,000     36,264,000

     Deferred income taxes                                    9,334,000      4,698,000

     Common stock subject to repurchase, 219,798 shares
       issued and outstanding at December 31, 1995
       and June 30, 1996                                      2,181,000      2,181,000

     Shareholders' equity:
        Common stock, $.0025 par  value;  authorized
          15,000,000 shares; issued and outstanding
          6,762,991 and 7,378,003 at December 31, 1995
          and June 30, 1996                                      17,000         18,000
        Additional paid-in capital                           31,356,000     36,467,000
        Deficit                                                (132,000)    (9,339,000)
                                                             ----------     ----------
                    Total shareholders' equity               31,241,000     27,146,000
                                                             ----------     ----------

                                                           $ 93,290,000   $113,038,000
                                                           ============   ============


          See accompanying notes to consolidated financial statements.


                                       3


                Community Care of America, Inc. and Subsidiaries
                 Unaudited Consolidated Statements of Operations



                                               Three Months Ended              Six Months Ended
                                                    June 30,                       June 30,
                                           --------------------------      ------------------------
                                               1995          1996            1995          1996
                                           ------------ -------------      ---------- -------------
                                                         (Unaudited)                    (Unaudited)
Operating revenues:
     Net patient service revenues          $ 22,855,000 $ 30,721,000    $  38,698,000 $ 56,865,000
     Other operating revenues                   162,000    1,716,000          273,000    4,517,000
                                           ------------ -------------   ------------- -------------

        Total operating revenues             23,017,000   32,437,000       38,971,000   61,382,000
                                           ------------ -------------   ------------- -------------
Operating expenses:
     Facility operating expenses             18,460,000   25,325,000       30,993,000   47,431,000
     Corporate administrative and general     1,231,000    1,125,000        2,277,000    2,559,000
     Rent                                     1,517,000    2,090,000        2,605,000    3,853,000
     Depreciation and amortization              590,000      641,000        1,000,000    1,286,000
     Interest, net of interest income           918,000    1,102,000        1,771,000    1,920,000
     Unusual charges                             -        19,185,000           -        19,185,000
                                           ------------ -------------   ------------- -------------
        Total operating expenses             22,716,000   49,468,000       38,646,000   76,234,000
                                           ------------ -------------   ------------- -------------

        Earnings (loss) before income taxes     301,000  (17,031,000)         325,000   14,852,000)
Provision (benefit) for income taxes             90,000   (6,472,000)          90,000   (5,645,000)
                                           ------------ -------------   ------------- -------------

        Net earnings (loss)                     211,000  (10,559,000)         235,000   (9,207,000)
Dividends-preferred stock                      (163,000)       -             (326,000)       -
                                           ------------ -------------   ------------- -------------

Earnings (loss) applicable to common stock $    $48,000 $(10,559,000)   $     (91,000) $(9,207,000)
                                           ============ =============   =============  ============

Earnings (loss) per common share           $        0.0 $      (1.41)     $      (0.0) $     (1.25)
                                           ============ =============   =============  ============
     Weighted average number of common and
     common equivalent shares outstanding     2,062,636     7,501,701       2,062,636    7,350,441
                                           ============ =============   =============  ============





          See accompanying notes to consolidated financial statements.


                                       4



                 Community Care of America, Inc.and Subsidiaries
                 Consolidated Statement of Shareholders' Equity

                                                         Additional
                                              Common      Paid in        Retained         Total
                                              Stock       Capital        Earnings       (Deficit)
                                           -----------  ------------   ------------    -----------

    Balance at December 31, 1995          $   17,000   $ 31,356,000  $    (132,000)  $ 31,241,000

    Issuance of  615,012 shares of
      common stock                             1,000      5,111,000          -          5,112,000

    Net loss                                   -             -          (9,207,000)    (9,207,000)
                                           -----------  ------------   ------------    -----------

    Balance at June 30, 1996 (Unaudited)  $   18,000   $ 36,467,000  $  (9,339,000)  $ 27,146,000
                                           ===========  ============   ============    ===========






















          See accompanying notes to consolidated financial statements.


                                        5


                         Community Care of America, Inc.
                                and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows



                                                        Six Months Ended
                                                            June 30,
                                                  ============================
                                                       1995           1996
                                                  -------------  -------------
                                                    (Unaudited)    (Unaudited)


     Net cash provided by operating activities    $  3,039,000   $     15,000

     Cash flows from investing activities:
          Property, plant and equipment additions   (3,612,000)    (5,551,000)
          Business acquisitions                     (5,656,000)    (4,986,000)
          Notes receivable                              -             (75,000)
          Deposits                                      -            (516,000)
          Other assets                              (2,447,000)      (942,000)
                                                  -------------  -------------

     Net cash used in investing activities          (11,715,000)   (12,070,000)
                                                  -------------  -------------

     Cash flows from financing activities:


          Dividends on preferred stock                (327,000)        -
          Principal reductions of long-term debt      (681,000)    (1,940,000)
          Proceeds from long-term debt borrowings    9,146,000     14,123,000
          Proceeds from issuances of stock              -             162,000
          Deferred financing costs                    (261,000)    (1,667,000)
                                                  -------------  -------------

     Net cash provided by financing activities       7,877,000     10,678,000
                                                  -------------  -------------

     Decrease in cash and cash equivalents            (799,000)    (1,377,000)

     Cash and cash equivalents, beginning of period  3,925,000      2,485,000
                                                  -------------  -------------

     Cash and cash equivalents, end of period     $  3,126,000   $  1,108,000
                                                  =============  =============


     Supplemental disclosures of cash flow information:
     --------------------------------------------------

     Interest paid                                $  1,692,000   $  2,099,000
     Income taxes paid                                   3,400         15,000



          See accompanying notes to consolidated financial statements.




                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1996

(1)     Basis of presentation

The interim unaudited consolidated financial statements of Community Care of America, Inc. and subsidiaries (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10- Q and Regulation S-X pertaining to interim financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 1996 and results of operations for the three and six months ended June 30, 1996 and 1995. The Company's financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six months ended June 30, 1996 are not necessarily indicative of the results that may be expected for the full year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

(2)     Recent Acquisitions

Southern Care Transaction

On May 16, 1996, Southern Care Centers, Inc. ("Southern Care") was merged into CCA Acquisition I, Inc., ("Newco"), a newly formed wholly-owned subsidiary of the Company. As a result of the Merger, the subsidiaries of Southern Care ("Acquired Subsidiaries"), which leased five long-term care facilities in Georgia and one long-term care facility in Louisiana, became indirect wholly-owned subsidiaries of the Company. In addition, another wholly-owned subsidiary of the Company became the manager of a long-term care facility in Texas, owned by a former subsidiary of Southern Care which was not acquired by the Company, under a Management Agreement dated as of May 1, 1996. Additionally, Newco is providing accounting, internal auditing, billing, accounts payable and certain other services under an Agreement to Provide Accounting and Auditing Services and Rural Healthcare Provider Network Services dated as of May 1, 1996 to a company owned by the former shareholders of Southern Care which operates another long-term care facility in Georgia.

Pursuant to the merger agreement, the shareholders of Southern Care received $2.7 million of cash and 568,888 shares of Common Stock of the Company. In addition, the shareholders of Southern Care are entitled to receive, on or before March 31, 1997, up to $2.0 million in Common Stock of the Company based on the amount that Newco's annualized contribution margin on a consolidated basis for the year ended December 31, 1996 exceeds $4.4 million. The Company has agreed to file two shelf registration statements under the Securities Act of 1933, as amended, covering the shares issued and issuable in the merger and, upon request of the holders, to "piggyback" such shares in certain registration statements filed by the Company.

                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1996

(2)     Recent Acquisitions - continued

Following the consummation of the transaction, the subsidiaries of Southern Care acquired the five leased Georgia facilities and, in turn, sold those facilities to Health and Retirement Properties Trust ("HRPT"). HRPT thereupon leased the five Georgia facilities back to the Acquired Subsidiaries for an initial term ending on December 31, 2003 and for up to two additional thirteen year terms, each at the option of the Acquired Subsidiaries. After the first lease year, rent is subject to increase based on year over year increases, if any, in net patient revenues and non-inpatient revenues, each as defined in the master lease agreement. The Louisiana facility will continue to be leased under the same terms as the facility was being leased prior to the merger.

The Company's total cost of the acquisition was approximately $8.5 million including legal, consulting and other direct costs. Such acquisition has been accounted for by the purchase method and accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The total cost has been allocated as follows:

Accounts receivable, net                                   $    1,036,000
Prepaid expenses and other current assets                         303,000
Deposits                                                          875,000
Excess of cost over fair value of net assets acquired          11,593,000
Accounts payable and accrued expenses                          (3,391,000)
Other long-term liabilities                                      (498,000)
Deferred income tax liability                                  (1,393,000)
                                                           ---------------

                                                           $    8,525,000
                                                           ===============

The following unaudited pro forma consolidated results of operations assume all of the transactions described above occurred as of the beginning of the six month periods ended June 30, 1995 and 1996, after giving effect to certain adjustments, including amortization of intangibles, increased rent expense, elimination of certain non-recurring expenses and related income tax effects.

                                               Six months ended June 30,
                                                1995              1996
                                                ----              ----

Total operating revenues                    $45,129,000       $67,677,000
Net loss                                       (148,000)       (8,352,000)
Loss applicable to common stock                (474,000)       (8,352,000)
Loss per common share                            (0.18)            (1.05)

                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1996

(2)     Recent Acquisitions - continued

Memorial Transaction

On April 29, 1996, Community Care of Georgia, Inc., a wholly-owned subsidiary of the Company (the "Buyer"), acquired (the "Initial Acquisition") substantially all of the business and operations, including substantially all of the personal property and all of the real property, of a 71-bed hospital located in Hahira, Georgia, d/b/a "Smith Hospital" (the "Smith Facility") from Memorial Health Care, Inc. (the "Seller"). The aggregate purchase price for this facility was $6.1 million, subject to certain post-closing adjustments. The purchase price for the Initial Acquisition was paid through the application of a $1.4 million deposit made by the Company at the time a letter of intent was entered into with respect to the transaction, payments aggregating $850,000 made between April 1, 1996 and April 29, 1996 and a $3,850,000 promissory note ("the Smith Note") bearing interest at the prime rate in effect at NationsBank, N.A. (South) plus 1%, of which an aggregate of $850,000 was paid in June and July 1996 and $3,000,000 was outstanding as of July 31, 1996. While the balance of this note was due and payable on July 1, 1996, the Buyer and Seller have orally agreed in principle to modify the terms of this note as discussed below.

In connection with entering into the letter of intent related to the transactions, the Company and the owners of the facilities acquired and to be acquired entered into a Consulting and Advisory Services Agreement effective as of December 1, 1995 (the "Memorial Consulting Agreement"), pursuant to which the Company provided consulting services with respect to clinical services, quality control, facility renovations, new programs and accounts and management information services at the facilities through June 30, 1996. For its services, the Company received consulting fees aggregating $2.1 million, of which $1.8 million was paid prior to June 30, 1996 and the remainder paid in July 1996.

The Buyer also entered into a Purchase Option Agreement dated April 29, 1996 pursuant to which the Buyer was granted an option (the "Option") exercisable until July 1, 1996, which entitled the Buyer, for an aggregate consideration valued at approximately $23.2 million, to (1) purchase all the capital stock of Memorial Hospital of Adel, Inc., ("Adel") which owns a 60-bed hospital, a 95-bed long-term care facility and a home healthcare agency in Adel and Valdosta, Georgia, (2) purchase substantially all of the assets, including the real estate of Telfair County Hospital, Inc., comprising a 60-bed hospital in McCrae, Georgia, known as "Telfair Hospital" and (3) take an assignment of a management agreement (subject to obtaining a satisfactory assignment of the agreement) for the management of a 45-bed hospital in Cochran, Georgia, known as "Bleckley Hospital" (the "Optional Acquisition"). The Buyer did not exercise the Option but the parties have orally agreed in principle to amend the terms as discussed below.

The Buyer, the Seller and the optionors have orally agreed in principle to amend the terms of the

                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1996

(2)     Recent Acquisitions - continued

Initial Acquisition and Optional Acquisition to provide that (i) Buyer will issue, in substitution for the Smith Note, a new 8% promissory note in the principal amount of $3,000,000 (the "New Smith Note"), which will be secured by a mortgage on the Smith Facility; (ii) Buyer will purchase Telfair Hospital for a purchase price of $6,500,000, payable by delivery of Buyer's 8% promissory note in such principal amount (the "Telfair Note"), which will be secured by a mortgage on Telfair Hospital and will be guaranteed by the Company; (iii) Buyer, Adel and the principal shareholders of Adel will enter into a management agreement (the "Adel Management Agreement") pursuant to which Buyer will manage the facilities owned by Adel; and (iv) Buyer will acquire, for a consideration equal to $1,666,667 worth of shares of the Company's Common Stock, all rights and interest of Memorial Health Services, Inc. ("MHS") under the management agreement for Bleckley Hospital between MHS and the Hospital Authority of Bleckley County, Georgia. The entire principal amounts under the New Smith Note and the Telfair Note will be due and payable on February 17, 1997. In addition, pursuant to the Adel Management Agreement, Buyer will be granted an option, exercisable until February 17, 1997, to purchase all of the outstanding capital stock of Adel (the "Adel Acquisition") for $15,000,000, of which $5,000,000 will be payable in cash at the closing and $10,000,000 will be deposited with an escrow agent under an escrow agreement. Pursuant to and subject to the terms of the escrow agreement, two-thirds of the escrow amount will be payable to the shareholders of Adel on the second anniversary of the Adel Acquisition and one-third will be payable to the shareholders of Adel on the third anniversary of the Adel Acquisition, in each case to the extent not returned to the Buyer pursuant to such shareholders' indemnification agreements. The facilities to be acquired are to be conveyed to the Buyer free and clear of all liabilities (except as expressly agreed upon). The sellers of the facilities to be acquired are to indemnify the Buyer against certain losses, if any, sustained by the Buyer, including any that may arise out of certain litigation that has been instituted against Adel and certain of its affiliates alleging improprieties by a certain principal shareholder and seeking damages in an unspecified amount which indemnification obligations are to be guaranteed by, among others, the shareholders of the sellers. In addition, the Buyer may offset payments scheduled to be made under the escrow agreement against any such indemnification obligations.

Under the Option Agreement, if the Buyer did not exercise the Option by July 1, 1996, then the Seller had the option, exercisable until July 10, 1996, to repurchase all of the assets conveyed in the Initial Acquisition for $3.0 million, by cancellation of the $3.0 million balance of the Smith Note. Should the parties fail to enter into definitive agreement to finalize their agreements in principle or fail to complete the transactions contemplated thereby, the Seller may contend that they would have the option to repurchase all of the assets conveyed in the Initial Acquisition for $3.0 million. If the Sellers do repurchase the assets conveyed in the Initial Acquisition, the Company would incur a charge to earnings of approximately $3.1 million. Such charge, if any, would most likely be reported in the third quarter of 1996.

                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1996

(3)     Unusual Charges and Statement of Financial Accounting Standards No. 121

Effective on August 14, 1996, the Company will terminate its management agreements under which it has been managing nine long-term care facilities in the state of Maine. In connection with the termination, the Company recorded a pre-tax charge to earnings of $6,900,000 in the quarter ended June 30, 1996 representing a write off of a deposit of $5,000,000 made by the Company for an option to acquire those and one other facility, uncollected management fees through March 31, 1996 and anticipated costs in the transition of the management of the facilities back to their owners.

The Company has also completed the required analyses in connection with the adoption of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), which became effective January 1, 1996. In connection with the adoption of SFAS No. 121, the Company recorded a pre-tax charge to earnings of $4,363,000 in the quarter ended June 30, 1996.

In addition, the Company has decided to restructure or close certain existing physician practices, primary care clinics and adult day care centers. To accrue for the restructuring and related costs of closing the affected facilities, the Company recorded a pre-tax charge to earnings of $7,922,000 in the quarter ended June 30, 1996.

(4)     Events Subsequent to June 30, 1996

On July 30, 1996, the Company's proposed public offering of 3.1 million shares of its Common Stock was withdrawn. Of the shares to be offered, 2.0 million shares were to be offered by the Company and 1.1 shares million were to be offered by certain selling stockholders. The Company determined that it would no longer proceed to offer the Common Stock because the Common Stock that had been proposed for sale could not be sold at a price acceptable to the Company or the proposed selling stockholders. The Company is still seeking additional capital and is pursuing several different sources. Costs of the public offering of approximately $1.5 million are considered to have future value in obtaining alternative capital financing. Such costs will be charged against the proceeds of any equity capital, or deferred and amortized over the term of any debt financing.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


INTRODUCTION

As of June 30, 1996 after giving effect to the consummation of the acquisition of Smith Hospital from Memorial Care Services, Inc., the termination of its nine management agreements in Maine and the closing of certain physician practices, clinics and adult day care centers, the Company operated 54 licensed long-term care facilities with 4,426 licensed beds, two rural hospitals, three physician practices and four clinics, one child day care center, two home health-care agencies, and assisted living with an aggregate of 119 units in six of the communities which the Company serves. The Company intends to continue to develop its networks in the communities in which it already has a presence as well as enter additional markets.

The following provides a discussion of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Unusual Charges During the Second Quarter of 1996

Effective on August 14, 1996, the Company will terminate its management agreements under which it has been managing nine long-term care facilities in Maine. In connection with the termination, the Company recorded a pre-tax charge to earnings of $6,900,000 representing a write off of a deposit of $5,000,000 made by the Company for an option to acquire those and one other facility, uncollected management fees through March 31, 1996 and anticipated costs in the transition of the management of the facilities back to their owners.

The Company has also completed the required analyses in connection with the adoption of Statement of Financial Accounting Standard No. 121, Accounting for the Impairment of LongLived Assets and for Long-Lived Assets to be Disposed of ("SFAS No. 121"), which became effective January 1, 1996. In connection with the adoption of SFAS No. 121, the Company recorded a pre-tax charge to earnings of $4,363,000.

In addition, the Company has decided to restructure or close certain existing physician practices, primary care clinics and adult day care centers. To accrue for the restructuring and related costs of closing the affected facilities, the Company recorded a pre-tax charge to earnings of $7,922,000.

These charges aggregated $19.2 million (pretax) and were incurred during the second quarter of 1996.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATION - Continued

Three Months Ended June 30, 1996 Compared to Three Months Ended June 30, 1995

Revenues increased by $9.4 million, or 40.9%, to $32.4 million in the second quarter of 1996 from $23.0 million in the comparable 1995 period. This growth was primarily attributable to the addition of nine long-term care facilities acquired or leased subsequent to June 30, 1995 which increased revenues by $5.9 million and an increase in consulting service revenues and other revenues aggregating $3.1 million resulting from consulting related to the proposed acquisition of nine long-term care facilities and five hospitals and from expanded network services, other than long-term care, including primary care clinics, adult day care, hospitals and home healthcare operations. Long-term care facilities accounted for 85.7% of total revenues in the 1996 period, a decrease from 94.6% in the 1995 period. The Company expects that the proportion of revenues from long-term care facilities may continue to decline as it further establishes its networks, including hospitals, to provide an expanded range of services in its communities.

Net operating revenues per patient day for long-term care and assisted living facilities increased 12.7% to $91.16 in the second quarter of 1996 from $80.86 in 1995, primarily resulting from an increased proportion of higher acuity patients. Medicare days as a percent of total days increased from 4.5% in the second quarter of 1995 to 5.0% in 1996. Medicare revenues as a percentage of total long-term care revenues also increased from 15.1% in 1995 to 18.5% in 1996 which is primarily attributable to additional ancillary services for the higher acuity patients. Occupancy rates were 85.2% in the second quarter of 1996 compared to 87.1% in the second quarter of 1995. Patient days increased to 305,017, or 12.8%, in 1996 from 270,498 in the second quarter of 1995 due to the facilities acquired subsequent to June 30, 1995.

Facility operating expenses increased by $6.9 million, or 37.2%, to $25.3 million in 1996 from $18.5 million in the second quarter of 1995 primarily as a result of operations acquired subsequent to June 30, 1995, but decreased as a percent of revenues to 78.1% in 1996 from 80.2% in the second quarter of 1995. The improved margins resulted from higher acuity patients and the increase in the number of consulting agreements. The payroll related component of facility operating expenses increased by $3.4 million, or 27.2%, to $15.8 million from $12.4 million in 1995, but decreased as a percentage of revenue from 54.0% in the second quarter of 1995 to 48.7% in 1996.

Corporate administrative and general expenses decreased by $106,000, or 8.6%, to $1.1 million in 1996 from $1.2 million in the second quarter of 1995. This dollar decrease primarily results from the elimination of certain personnel in conjunction with the restructuring of the Company offset in part, by additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased and managed facilities. Corporate administrative and general expenses as a percent of revenues also decreased to 3.5% in 1996 from 5.4% in the second quarter of 1995.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATION - Continued

Rent expense increased by $573,000, or 37.8%, to $2.1 million in 1996 from $1.5 million in 1995. Rent expense as a percent of revenues decreased to 6.4% in 1996 from 6.6% in 1995. The dollar increase was primarily due to the acquisition of leasehold interests of nine leased facilities subsequent to June 30, 1995, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on gross revenue of certain leased facilities.

Depreciation and amortization expense increased by $51,000, or 8.6%, to $641,000 in 1996 from $590,000 in 1995, but decreased to 2.0% of revenues in 1996 from 2.6% of revenues in 1995. The dollar increase was due to a $42,000 increase related to facilities acquired subsequent to June 30, 1995 and to renovations of certain owned facilities. The percentage decrease was due to a lower percentage of owned facilities to total facilities in 1996 than in 1995.

Net interest expense increased by $184,000, or 20.0%, to $1.1 million in the 1996 period from $918,000 in the 1995 period but decreased as a percent of revenues to 3.4% in the 1996 period from 4.0% in the 1995 period. The dollar increase was primarily due to a net increase of $3.0 million of indebtedness to Health and Retirement Properties Trust to provide additional renovation, acquisition and working capital funding. The percentage decrease was due to an increase in revenue resulting primarily from acquiring nine leased facilities.

Federal and state income tax benefit was approximately $6.4 million in the second quarter of 1996 due to the losses incurred at estimated annualized effective tax rate of approximately 38%. The tax provision for the same period in 1995 was $90,000 at an annualized effective tax rate of 30% which was below the effective federal rate due to the utilization of book loss carryforwards.

The Company had a $17.0 million loss in the second quarter of 1996 compared to earnings of $301,000 in 1995. The loss in the 1996 period was primarily the result of the unusual charges of $19.2 million realized in the second quarter in 1996 which offset the operating profit of $2.2 million.
 The Company reported a $10.6 million loss, or a $1.41 loss per share, in the 1996 period compared to net earnings applicable to common stock of $48,000, or $.03 per share, for the same period in 1995.

Six Months Ended June 30, 1996 Compared to Six Months Ended June 30, 1995

Revenues increased by $22.4 million, or 57.5%, to $61.4 million in the 1996 period from $39.0 million in the 1995 period. This growth was primarily attributable to the addition of twenty-four facilities acquired or leased at various times from February 1, 1995 through May 1, 1996 increasing revenues by $16.1 million and an increase in management fees, consulting service revenues and other revenues aggregating $6.7 million resulting from the management of ten additional long-term care facilities, consulting related to nine long-term care facilities and five hospitals and from expanded network services, other than long-term care, including primary care clinics, adult day care,

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATION - Continued

hospital and home healthcare operations. Long-term care facilities accounted for 85.6% of total revenues in 1996, a decrease from 95.0% in 1995. The Company expects that the proportion of revenues from long-term care facilities may continue to decline as it further establishes its networks, including hospitals, to provide an expanded range of services in its communities.

Net operating revenues per patient day for long-term care and assisted living facilities increased 11.4% to $89.76 for the six months ended June 30, 1996 from $80.54 in 1995, primarily resulting from an increased proportion of higher acuity patients. Medicare days as a percent of total days decreased from 5.6% in 1995 to 4.7% in 1996 as a result of lower proportion of Medicare days to total days in certain facilities acquired subsequent to March 31, 1995. Medicare revenues as a percentage of total long-term care revenues increased from 16.4% in 1995 to 17.5% in 1996 which is primarily attributable to additional ancillary services for the higher acuity patients. Occupancy rates were 85.4% for the six months ended June 30, 1996 compared to 87.4% for the same period in 1995. Patient days increased to 584,885, or 25.2%, in 1996 from 466,998 in 1995 due to the facilities acquired subsequent to June 30, 1995.

Facility operating expenses increased by $16.4 million, or 53%, to $47.4 million in the 1996 period from $31.0 million in the 1995 period primarily as a result of operations acquired subsequent to March 31, 1995, but decreased as a percent of revenues to 77.3% in 1996 from 79.5% in 1995. The improved margins resulted from higher acuity patients, the increase in operations other than long-term care and the increase in the number of management contracts and consulting agreements. The payroll related component of facility operating expenses increased by $9.3 million, or 45%, to $30 million from $20.7 million in 1995, but decreased as a percentage of revenue from 53.1% in 1995 to 48.9% in 1996.

Corporate administrative and general expenses increased by $282,000, or 12.4%, to $2.6 million in 1996 from $2.3 million in 1995 but decreased as a percent of revenues to 4.2% in 1996 from 5.8% in 1995. The dollar increase primarily results from additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased and managed facilities.

Rent expense increased by $1.3 million, or 47.9%, to $3.9 million in 1996 from $2.6 million in 1995. Rent expense as a percent of revenues decreased to 6.3% in 1996 from 6.7% in 1995. The dollar increase was primarily due to the acquisition of leasehold interests of nine leased facilities subsequent to June 30, 1995, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on gross revenue of certain leased facilities.

Depreciation and amortization expense increased by $286,000, or 28.6%, to $1.3 million in 1996 from $1 million in 1995, but decreased to 2.1% of revenues in 1996 from 2.6% of revenues in 1995.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATION - Continued

The dollar increase was due to a $257,000 increase related to facilities acquired subsequent to June 30, 1995 and to renovations of certain owned facilities. The percentage decrease was due to a lower percentage of owned facilities to total facilities in 1996 than in 1995.

Net interest expense increased by $149,000, or 8.4%, to $1.9 million in 1996 from $1.8 in 1995. Net interest expense as a percent of revenues decreased to 3.1% in 1996 from 4.5% in 1995. The dollar increase was primarily due to a net increase of $3.0 million of indebtedness to Health and Retirement Properties Trust to provide additional renovation, acquisition and working capital funding. The percentage decrease was due to an increase in revenue resulting primarily from acquiring twenty leased facilities.

Federal and state income tax benefit was approximately $5.6 million in the for the six months ended June 30, 1996 due to the losses incurred at an estimated annualized effective tax rate of approximately 38%. The tax provision for the same period in 1995 was $90,000 at an annualized effective tax rate of 30% which was below the effective federal rate due to the utilization of book loss carryforwards.

The Company had a $14.9 million loss in 1996 compared to earnings of $325,000 in 1995. The loss in the 1996 period was primarily the result of the unusual charges of $19.2 million realized for the six months ended June 30, 1996. The Company reported a $9.2 million loss, or a $1.25 loss per share, in the 1996 period compared to a net loss applicable to common stock of $91,000, or $.04 per share, for the same period in 1995.

Potential Effects of Certain Transactions

On April 29, 1996, Community Care of Georgia, Inc., a wholly-owned subsidiary of the Company (the "Buyer"), acquired (the "Initial Acquisition") substantially all of the business and operations, including substantially all of the personal property and all of the real property, of a 71-bed hospital located in Hahira, Georgia, d/b/a "Smith Hospital" (the "Smith Facility") from Memorial Health
Care, Inc. (the "Seller"). The Buyer also entered into a Purchase Option Agreement dated April 29, 1996 pursuant to which the Buyer was granted an option (the "Option") exercisable until July 1, 1996, which entitled the Buyer, for an aggregate consideration valued at approximately $23.2 million, to (1) purchase all the capital stock of Memorial Hospital of Adel, Inc., ("Adel") which owns a 60-bed hospital, a 95-bed long-term care facility and a home healthcare agency in Adel and Valdosta, Georgia, (2) purchase substantially all of the assets, including the real estate of Telfair County Hospital, Inc., comprising a 60-bed hospital in McCrae, Georgia, known as "Telfair Hospital" and (3) take an assignment of a management agreement (subject to obtaining a satisfactory assignment of the agreement) for the management of a 45-bed hospital in Cochran, Georgia, known as "Bleckley Hospital" (the "Optional Acquisition").

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Potential Effects of Certain Transactions - Continued

The Buyer and the Seller and the optionors have orally agreed in principle to amend the terms of the Initial Acquisition and Optional Acquisition to provide that (i) Buyer will issue, in substitution for the Smith Note, a new 8% promissory note in the principal amount of $3,000,000 (the "New Smith Note"), which will be secured by a mortgage on the Smith Facility; (ii) Buyer will purchase Telfair Hospital for a purchase price of $6,500,000, payable by delivery of Buyer's 8% promissory note in such principal amount (the "Telfair Note"), which will be secured by a mortgage on Telfair Hospital and will be guaranteed by the Company; (iii) Buyer, Adel and the principal shareholders of Adel will enter into a management agreement (the "Adel Management Agreement") pursuant to which Buyer will manage the facilities owned by Adel; and (iv) Buyer will acquire, for a consideration equal to $1,666,667 worth of shares of the Company's Common Stock, all rights and interest of Memorial Health Services, Inc. ("MHS") under the management agreement for Bleckley Hospital between MHS and the Hospital Authority of Bleckley County, Georgia. The entire principal amounts under the New Smith Note and the Telfair Note will be due and payable on February 17, 1997. In addition, pursuant to the Adel Management Agreement, Buyer will be granted an option, exercisable until February 17, 1997, to purchase all of the outstanding capital stock of Adel (the "Adel Acquisition") for $15,000,000, of which $5,000,000 will be payable in cash at the closing and $10,000,000 will be deposited with an escrow agent under an escrow agreement. Pursuant to and subject to the terms of the escrow agreement, two-thirds of the escrow amount will be payable to the shareholders of Adel on the second anniversary of the Adel Acquisition and one-third will be payable to the shareholders of Adel on the third anniversary of the Adel Acquisition, in each case to the extent not returned to the Buyer pursuant to such shareholders' indemnification agreements. The facilities to be acquired are to be conveyed to the Buyer free and clear of all liabilities (except as expressly agreed upon. The sellers of the facilities to be acquired are to indemnify the Buyer against certain losses, if any, sustained by the Buyer), including any that may arise out of certain litigation that has been instituted against Adel and certain of its affiliates alleging improprieties by a certain principal shareholder and seeking damages in an unspecified amount which indemnification obligations are to be guaranteed by, among others, the shareholders of the sellers. In addition, the Buyer may offset payments scheduled to be made under the escrow agreement against any such indemnification obligations.

Under the Option Agreement, if the Buyer did not exercise the Option by July 1, 1996, then the Seller had the option, exercisable until July 10, 1996, to repurchase all of the assets conveyed in the Initial Acquisition for $3.0 million, by cancellation of the $3.0 million balance of the Smith Note. Should the parties fail to enter into definitive agreement to finalize their agreements in principle or fail to complete the transactions contemplated thereby, the Seller may contend that they would have the option to repurchase all of the assets conveyed in the Initial Acquisition for $3.0 million. If the Sellers do repurchase the assets conveyed in the Initial Acquisition, the Company would incur a charge to earnings of approximately $3.1 million. Such charge, if any, would most likely be reported in the third quarter of 1996.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Potential Effects of Certain Transactions - Continued

The Company is seeking additional capital and is pursuing several different sources as discussed in note 4 to the Notes to Consolidated Financial Statements contained herein. Costs of the withdrawn public offering of approximately $1.5 million are considered to have future value in obtaining alternative capital financing. Such costs will be charged against the proceeds of any equity capital or deferred and amortized over the term of any debt financing. If the Company is unable to obtain alternative financing, it may incur a charge to earnings of approximately $1.5 million related to these costs.

Government Regulation
The Federal government and all states in which the Company operates regulate various aspects of the Company's business. In particular, the operation of long-term care facilities and the provision of healthcare services are subject to Federal, state and local laws relating to, among other things, the adequacy of medical care, distribution of pharmaceuticals, equipment, personnel, operating policies, fire prevention and compliance with building codes. Long-term care facilities are also subject to periodic inspection by governmental and other authorities to assure continued compliance with various standards, their continued licensing under state law and certification under the Medicare and Medicaid programs. The failure to obtain or renew any required regulatory approvals or licenses could adversely affect the Company's growth and could prevent it from offering its existing or additional services.

Medicare certification is a critical factor contributing to the revenues and profitability of a long-term care facility and, accordingly, is a key objective of the Company's facility enhancement program. Such certification depends on a favorable review of the Company's facilities by the Health Standards and Quality Bureau of the United States Healthcare Financing Administration (HCFA). Any suspension or delay in the administration of HCFA's survey and certification program, as had been proposed by HCFA early in 1995, could delay Medicare certification of the Company's facilities and adversely effect implementation of the Company's facility enhancement program.

The Company believes that all of its facilities are in substantial compliance with the various Medicare and Medicaid requirements and all are in substantial compliance with other regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failures to comply with various regulatory requirements. The Company reviews such notices and seeks to take appropriate corrective action. In most cases, the Company and the reviewing agency have agreed upon the measures to be taken to bring the facility into compliance. In some cases or upon repeated violations, the reviewing agency has the authority to impose fines, temporarily suspend admission of new patients to the facility, suspend or decertify from participation in the Medicare or Medicaid programs and, in extreme circumstances, revoke a facility's license. These actions could adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services and the facility's eligibility to participate in the Medicare or Medicaid programs.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Government Regulation - Continued

In March 1996, the Company's Toledo, Iowa long-term facility voluntarily withdrew from participating in the Medicare and Medicaid programs rather than risk being decertified from participating in those programs. The Company is in the process of converting this facility into a multi-use facility which includes a skilled nursing facility operating on a private pay basis, assisted living to compliment its residential care operations in the community, an outpatient rehabilitation and a primary care clinic.

The Company's Council Bluffs North facility, which had been terminated from participation in the Medicare and Medicaid programs in March 1996, has been resurveyed and found to be deficiencyfree. The facility has been recertified to participate in both the Medicaid and Medicare programs.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES

General

Although the Company experienced a net loss of $9.2 million, net cash provided by operating activities for the six months ended June 30, 1996 was $15,000, as the loss was comprised primarily of non-cash charges of $11.9 million (net of tax at an effective rate of 38%). Also contributing to the positive cash flow was non-cash charges for depreciation and amortization of $1.3 million and an increase in accounts payable and accrued expenses of $937,000, offset by a net increase accounts receivable (discussed below), inventories and other current assets of $5.1 million due primarily to the Company's expansion.

Net accounts receivable (patients accounts receivable, third-party payor settlements receivable and other receivables) were $17.0 million at June 30, 1996. The $4.0 million increase from December 31, 1995 was primarily attributable to (1) a $4.9 million increase in patient accounts receivable due to the addition of facilities acquired subsequent to December 31, 1995, (2)
$300,000 of accounts receivable from consulting agreements and (3) a $1.8 million increase in and third party accounts receivable. These increases were offset, in part, by a $1.7 million increase in allowance for doubtful accounts and a $900,000 reduction in the accounts receivable from the Sandy River facilities. The number of days average net revenues in accounts receivables was 48 at June 30, 1996, compared to 41 at December 31, 1995. The Company anticipates that the number of days average net revenues in net receivables will fluctuate in the future, and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party, and governmental payors.

The Company used net cash in investing activities totaling $12.1 million for the six months ended June 30, 1996 consisting primarily of property, plant and equipment additions of $5.6 million, a $550,000 security deposit with respect to a $10 million promissory note issued to HRPT in April 1996 (discussed below), business acquisitions of $4.9 million and a net increase in other assets of $950,000.

Net cash provided by financing activities was $10.7 million for the six months ended June 30, 1996 resulting from $14.1 million net proceeds from long-term borrowings and $162,000 from issuance of 46,124 shares of common stock upon exercise of stock options, offset in part by principal payments of $1.9 million on long-term debt and $1.7 million of deferred financing and offering costs.

On April 4, 1996, the Company borrowed $10.0 million from Health and Retirement Properties Trust ("HRPT) pursuant to an 11% promissory note ("the HRPT Note") to provide additional renovation, acquisition and general working capital funding. No principal payments are required until the maturity date of December 31, 2008 with interest payments made monthly. The HRPT Note is secured by all of the collateral security which secure the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT. As a result of closing this

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - Continued

loan, the Company increased the security deposit held by HRPT for all obligations by $550,000. The operating lease agreements with HRPT under which the Company is the lessee require the Company to maintain a current ratio (ratio of current assets to current liabilities) of at least one to one. The Company was not in compliance with this covenant as of June 30, 1996, but has received a waiver from the lessor through September 30, 1996.

On April 29, 1996, in connection with the acquisition of Smith Hospital, the Company executed a $3,850,000 promissory note (the "Smith Note") bearing interest at the prime rate in effect at NationsBank, N.A. plus 1%, of which $3,000,000 was outstanding as of July 31, 1996.

In addition to its scheduled long-term debt and lease obligations, the Company could be required to repurchase shares of Common Stock upon demand by the holders thereof at specified times between September 15, 1996 and March 1997. The Company's revolving credit facility (under which $10.1 million was outstanding at June 30, 1996) prohibits repurchases of Common Stock in the absence of a waiver. The Company has not obtained a waiver of this prohibition, and there can be no assurance that the Company will be able to obtain a waiver should it be requested to repurchase shares of Common Stock. In the absence of a waiver, the Company would have to breach either its agreements with the holders of the Common Stock subject to repurchase, which would expose the Company to potential damages, or its revolving credit agreement, which could result in the termination of the revolving credit facility.

The Company has amended its Revolving Credit and Reimbursement Agreement with NationsBank of Florida, N.A. ("NationsBank") to provide for termination of the agreement on the earlier of the assumption of additional indebtedness (as defined) or December 31, 1996. Consequently, the Company has classified their obligations as a current liability.

At June 30, 1996, the Company had a working capital deficit of $19.3 million, compared with working capital of $4.5 million at December 31, 1995. The working capital deficit is primarily attributable to the inclusion of the NationsBank loan ($10.1 million) as a current liability, the Smith Note ($3.0 million), the inclusion of accrued liabilities incurred as a result of the restructuring decisions ($3.9 million), some of which may be paid over periods extending beyond one year or with consideration in forms other than cash, and the assumption of negative working capital in connection with the acquisition of Southern Care Centers, Inc. (approximately $1.5 million at June 30, 1996).

The Company believes that available cash and funds will be generated from operations as well as through obtaining new working capital financing sources to satisfy its working capital commitments for the foreseeable future. Unless the Company's revolving credit arrangements with NationsBank is renewed (or, if a default arises therein as a result of the Company's repurchase of shares as described above, or otherwise), the Company will need to obtain funds to repay NationsBank on or prior to December 31, 1996. The Company intends to seek such funds and satisfy its capital

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES - Continued

requirements for any acquisition activities and working capital needs from, among various means, borrowings from commercial lenders, seller-financed debt, financing obtained from sale-lease back transactions with real estate investment trusts, the public and private equity and debt capital markets and, to the extent available, internally generated cash from operations. However, on a longer term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from refinancing with existing or new commercial lenders. However, there can be no assurance that any necessary funds will be available to the Company or, if available, the terms thereof.

PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders

At the Company's 1996 Annual Meeting of Stockholders held on May 31, 1996, stockholders:

        (a) Elected the following to serve as Class I directors of the Company until the Company's 1999 Annual Meeting of Stockholders and until their respective successors are elected and qualified, by the following votes:

                                       For             Withheld
                                       ---             --------
Gary W. Singleton                   5,603,248             200
Michael S. Blass                    5,602,648             800

        (b) Approved an amendment to the Company's 1995 Stock Option Plan for employees and consultants to increase the number of shares of the Company's Common Stock subject thereto from 235,000 to 500,000 shares, by the following vote:

                  For               Against              Abstain
                  ---               -------              -------
               5,412,743            179,378               11,327

        (c ) Approved amendments to the Company's 1995 Non-Employee Director Stock Option Plan to (i) increase the number of shares of the Company's Common Stock subject thereto from 51,500 to 100,000 shares, (ii) provide that the number of shares of Common Stock subject to initial and annual automatic grants of options provided for in the 1995 Non-Employee Director Plan be changed from the number of shares obtained by dividing $30,000 by the fair market value of a share of Common Stock on the date the option is granted to fixed numbers of 10,000 shares, in the case of initial grants, and 5,000 shares, in the case of annual grants and (iii) provide that, since each initial option grant to non-employee directors in office on May 7, 1996 (the date the Board adopted these amendments) covered only 2,967 shares of Common Stock each then non-employee director be granted, on May 7, 1996, an additional initial option to purchase 7,033 shares of Common Stock, by the following vote:

                  For               Against              Abstain
                  ---               -------              -------
               5,465,943            126,578               10,927

        (d) Ratified the action of the Board of Directors in appointing KPMG Peat Marwick LLP as the Company's independent public accountants for the Company's year ending December 31, 1996, by the following vote:

                  For              Against               Abstain
                  ---              -------               -------
               5,598,718            1,900                 2,830

Item 5. Other Information

        On July 30, 1996, the Securities and Exchange Commission granted the Company's application to withdraw Registration Statement No. 333-01496 covering the proposed public offering by the Company of 2,000,000 shares of its Common Stock and 1,100,000 shares of Common Stock proposed to be offered by certain selling shareholders.

Item 6. Exhibits and Reports on Form 8-K

    (a)  Exhibits

Exhibit
Number                            Description
- ------                            -----------

2.1(a) Purchase Option Agreement dated as of April 29, 1996 among Community Care of Georgia, Inc., the Company, and the shareholders of Memorial Hospital of Adel, Inc., Telfair County Hospital, Inc., and Memorial Health Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated (date of earliest event reported) April 30, 1996, File No. 0-26502).

2.1(b) Asset Purchase Agreement dated as of April 29, 1996 among Community Care of Georgia, Inc., the Company and Memorial Health Care, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated (date of earliest event reported) April 30, 1996, File No. 0-26502).

2.1(c) Consulting and Advisory Services Agreement effective as of December 1, 1995 among the Company, Memorial Health Services, Inc., the shareholders of Memorial Hospital of Adel, Inc., Memorial Health Care, Inc., Worth County Hospital, Inc., Telfair County Hospital, Inc. and the shareholders of Memorial Health Services (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502).

2.2(a) Amended and Restated Agreement and Plan of Reorganization dated as of May 10, 1996 among the Company, Newco, Southern Care and Wallace Olson and Michael Himmelstein, the shareholders of Southern Care (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

2.2(b) Consulting and Advisory Services Agreement effective as of January 1, 1996 among the Company, Southern Care and its shareholders (Incorporated by reference to Exhibit 2.02(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502).

Exhibit
Number                            Description
- ------                            -----------

2.2(c) Management  Agreement  dated as of May 10, 1996  between CCA of Texas,
       Inc. and Southern Care Centers of Texas, Inc. (Incorporated by reference to Exhibit 2.3 to the Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

2.2(d) Agreement  to  Provide   Accounting  and  Auditing  Services  and  Rural
       Healthcare Provider Network Services dated as of May 10, 1996 among Newco and Buchanan/SCC, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's Report on Form 8-K dated (date of earliest event reported)May 16, 1996, File No. 0-26502).

4.1 Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA Holdings, Inc. ("ECA") payable to HRPT (Incorporated by reference to Exhibit 4.1 to the Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.2 Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $6,000,000 made by Community Care of Nebraska, Inc. ("CCN") payable to HRPT (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.3 Allonge and Amendment to Promissory Note dated as of May 10, 1996 to Promissory Note dated April 1, 1995 in the principal amount of $2,045,000, made by CCN and certain of its subsidiaries payable to HRPT (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.4 Allonge and Amendment to Promissory Note dated as of May 10, 1996 to ECA Holdings Renovation Funding Promissory Note dated April 1, 1995 in the principal amount of $6,466,700 made by ECA payable to HRPT (Incorporated by reference to Exhibit 4.4 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.5 Fourth Amendment dated as of May 10, 1996 to Master Lease Document, General Terms and Conditions dated December 30, 1993 between HRPT and ECA (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

Exhibit
Number                            Description
- ------                            -----------

4.6 First Amendment dated as of May 10, 1996 to Master Lease Document, General Terms and Conditions dated April 1, 1995 between HRPT and ECA (Incorporated by reference to Exhibit 99..2 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.7 Master Lease Document, General Terms and Conditions dated as of May 10, 1996 between HRPT and Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., Macon/SCC, Inc., and College Park/SCC, Inc. (Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

27      Financial Data Schedule


    (b)  Reports on Form 8-K

    Five Reports on Form 8-K were filed during the quarter for which this report is filed:

    1. The Company filed a Report on Form 8-K dated (date of earliest event reported) April 4, 1996 reporting under Item 5 the postponement of the proposed public offering of 3,100,000 shares of its common stock.

    2. The Company filed a Report on Form 8-K dated (date of earliest event reported) April 19, 1996 reporting under Item 6 that the Board of Directors appointed Gary W. Singleton, Ph.D. as President, Chief Executive Officer and a director of the Company.

    3. The Company filed a Report on Form 8-K dated (date of earliest event reported) April 30, 1996 reporting under Items 2 and 7 that Community Care of Georgia, Inc., a wholly-owned subsidiary of the Company, (i) acquired substantially all of the business and operations comprising a 71-bed hospital, d/b/a Smith Hospital from Memorial Health Care, Inc. and (ii), entered into a purchase option agreement dated April 29, 1996 to (1) purchase all the capital stock Memorial Hospital of Adel, Inc. in Adel, Georgia, (2) purchase substantially all of the assets of Telfair Hospital in McCrae, Georgia and (3) obtain an assignment of a management agreement for the management of Bleckley Hospital in Cochran, Georgia. No financial statements were filed with the Form 8-K.

    (b)  Reports on Form 8-K - (continued)

4. The Company filed a Report on Form 8-K dated (date of earliest event reported) May 16, 1996 reporting under Items 2, 5 and 7 that Southern Care Centers, Inc. was merged into CCA Acquisition I, Inc., a wholly-owned subsidiary of the Company. On July 30, 1996, an amendment to that Report on Form 8-K/A was filed to include the following financial statements.

         (a)   Financial Statements of Businesses Acquired:
               Report of Independent Auditors
               Combined Balance Sheets as of June 30, 1994 and 1995 and
                 March 31, 1996 (Unaudited)
               Combined  Statements of Income,  for the Six Months Ended June
                 30, 1994, the Year Ended June 30, 1995 and for the Nine Months Ended March 31, 1995 and 1996 (Unaudited)
               Combined  Statements of Retained Earnings  (Deficit),  for the
                 Six Months Ended June 30, 1994, the Year Ended June 30, 1995 and for the Nine Months Ended March 31, 1995 and 1996 (Unaudited)
               Combined  Statements  of Cash Flows for the Six  Months  Ended
                 June 30, 1994, the Year Ended June 30, 1995 and the Nine Months Ended March 31, 1995 and 1996 (Unaudited)
               Notes to Combined Financial Statements
               Report of Independent Auditors
               Balance Sheet as of December 31, 1993
               Statement of Operations and Retained Earnings for the
                 Year Ended December 31, 1993
               Statement of Cash Flows for the Year Ended December 31, 1993 Notes to Financial Statements

         (b)   Pro Forma Financial Information:
               Unaudited Pro Forma Statement of Operations for the Year
                 Ended December 31, 1995
               Unaudited Pro Forma Statement of Operations for the Three
                 Months Ended March 31, 1996
               Unaudited Pro Forma Balance Sheet as of March 31, 1996
               Notes to Unaudited Pro Forma Balance Sheet as of March 31, 1996

    5. The Company filed a Report on Form 8-K dated (date of earliest event reported) June 7, 1996 reporting under Item 5 that the Board of Directors elected Rohit M. Desai to its Board of Directors to replace Daniel E. Pine.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         COMMUNITY CARE OF AMERICA, INC.
                                  (Registrant)



Date:   August 14, 1996                      By:    /s/ Gary W. Singleton
     -------------------                            ---------------------
                                                    Gary W. Singleton
                                                    President and
                                                    Chief Executive Officer




Date:   August 14, 1996                      By:    /s/ David H. Fater
     -------------------                            ------------------
                                                    David H. Fater
                                                    Executive Vice President
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit
Number                             Description
- ------                             -----------

2.1(a) Purchase Option Agreement dated as of April 29, 1996 among Community Care of Georgia, Inc., the Company, and the shareholders of Memorial Hospital of Adel, Inc., Telfair County Hospital, Inc., and Memorial Health Services, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated (date of earliest event reported) April 30, 1996, File No. 0-26502).

2.1(b) Asset Purchase Agreement dated as of April 29, 1996 among Community Care of Georgia, Inc., the Company and Memorial Health Care, Inc. (Incorporated by reference to Exhibit 2.2 to the Company's Report on Form 8-K dated (date of earliest event reported) April 30, 1996, File No. 0-26502).

2.1(c) Consulting and Advisory Services Agreement effective as of December 1, 1995 among the Company, Memorial Health Services, Inc., the shareholders of Memorial Hospital of Adel, Inc., Memorial Health Care, Inc., Worth County Hospital, Inc., Telfair County Hospital, Inc. and the shareholders of Memorial Health Services (Incorporated by reference to Exhibit 10.24(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502).

2.2(a) Amended and Restated Agreement and Plan of Reorganization dated as of May 10, 1996 among the Company, Newco, Southern Care and Wallace Olson and Michael Himmelstein, the shareholders of Southern Care (Incorporated by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

2.2(b) Consulting and Advisory Services Agreement effective as of January 1, 1996 among the Company, Southern Care and its shareholders (Incorporated by reference to Exhibit 2.02(b) of the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502).

2.2(c) Management Agreement dated as of May 10, 1996 between CCA of Texas, Inc. and Southern Care Centers of Texas, Inc. (Incorporated by reference to Exhibit 2.3 to the Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

2.2(d) Agreement to Provide Accounting and Auditing Services and Rural Healthcare Provider Network Services dated as of May 10, 1996 among Newco and Buchanan/SCC, Inc. (Incorporated by reference to Exhibit 2.4 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0- 26502).

Exhibit
Number                            Description
- ------                            -----------

4.1 Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA Holdings, Inc. ("ECA") payable to HRPT (Incorporated by reference to Exhibit 4.1 to the Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.2 Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $6,000,000 made by Community Care of Nebraska, Inc. ("CCN") payable to HRPT (Incorporated by reference to Exhibit 4.2 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.3 Allonge and Amendment to Promissory Note dated as of May 10, 1996 to Promissory Note dated April 1, 1995 in the principal amount of $2,045,000, made by CCN and certain of its subsidiaries payable to HRPT (Incorporated by reference to Exhibit 4.3 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.4 Allonge and Amendment to Promissory Note dated as of May 10, 1996 to ECA Holdings Renovation Funding Promissory Note dated April 1, 1995 in the principal amount of $6,466,700 made by ECA payable to HRPT (Incorporated by reference to Exhibit 4.4 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.5 Fourth Amendment dated as of May 10, 1996 to Master Lease Document, General Terms and Conditions dated December 30, 1993 between HRPT and ECA (Incorporated by reference to Exhibit 99.1 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.6 First Amendment dated as of May 10, 1996 to Master Lease Document, General Terms and Conditions dated April 1, 1995 between HRPT and ECA (Incorporated by reference to Exhibit 99.2 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

4.7 Master Lease Document, General Terms and Conditions dated as of May 10, 1996 between HRPT and Marietta/SCC, Inc., Glenwood/SCC, Inc., Dublin/SCC, Inc., Macon/SCC, Inc., and College Park/SCC, Inc. (Incorporated by reference to Exhibit 99.3 to the Company's Report on Form 8-K dated (date of earliest event reported) May 16, 1996, File No. 0-26502).

27     Financial Data Schedule (filed herewith on page 31).