Form 10-Q
period 1996-09-30
COMMUNITY CARE OF AMERICA INC
filed 1996-11-14
CIK 945772

--------------------------------------------------------------------------------



                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange
    Act of 1934. For the quarterly period ended September 30, 1996.

[ ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
    Exchange Act of 1934. for the transition period from ______ to ______ .

                         Commission file number: 0-26502


                         COMMUNITY CARE OF AMERICA, INC.
             (Exact name of registrant as specified in its charter)

                 Delaware                               52-1823411
    (State or other jurisdiction of                   (IRS Employer
     incorporation or organization)                 Identification No.)


           3050 North Horseshoe Drive, Suite 260, Naples, Florida 34104
                     (Address of principal executive offices)

        Registrant's telephone number, including area code: (941) 435-0085


                                       N/A
       (Former name, address and fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of October 31, 1996, there were outstanding 7,597,801 shares of common stock, $.0025 par value, per share.

--------------------------------------------------------------------------------

                                      INDEX

PART I  - FINANCIAL INFORMATION                                     PAGE

Item 1.    Condensed Financial Statements (Unaudited)

              Consolidated Balance Sheets.............................3

              Consolidated Statements of Operations...................4

              Consolidated Statement of Shareholders' Equity..........5

              Consolidated Statements of Cash Flows...................6

              Notes to Consolidated Financial Statements..............7

Item 2.    Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................15

PART II - OTHER INFORMATION

Item 3.    Defaults Upon Senior Securities...........................26

Item 5.    Other Information.........................................26

Item 6.    Exhibits and Reports on Form 8-K..........................27

                Signatures...........................................29

                Exhibit index........................................30




                         Community Care of America, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                         December 31,   September 30,
                                                             1995           1996
                                                         -----------     ----------
                           Assets                                        (Unaudited)

    Current assets:
      Cash and cash equivalents                          $  2,485,000   $  1,545,000
      Accounts receivable net of allowance for
        doubtful accounts and contractual
        adjustments of $1,978,000, and
        $3,248,000 at December 31, 1995
        and September 30, 1996                             12,934,000     16,993,000
      Supplies inventory                                    1,534,000      1,795,000
      Prepaid expenses and other current assets             3,662,000      4,122,000
                                                            ---------      ---------
                  Total current assets                     20,615,000     24,455,000

    Property, plant and equipment, net of
      accumulated depreciation                             54,327,000     65,019,000
    Notes receivable                                        2,533,000         -
    Deposits                                               10,244,000      6,638,000
    Excess of cost over fair value of net
      assets acquired, net of accumulated
      amortization of $139,000 and $337,000
      at December 31, 1995 and September 30, 1996           3,299,000     15,756,000
    Deferred financing costs                                  948,000      2,955,000
    Other assets                                            1,324,000      1,798,000
                                                            ---------      ---------

                                                         $ 93,290,000   $116,621,000
                                                           ==========    ===========


            Liabilities and shareholders' equity Current liabilities:

      Current maturities of long-term debt               $  1,258,000   $  8,303,000
      Accounts payable and accrued expenses                14,869,000     19,801,000
      Put option contracts payable (219,798
        shares outstanding)                                     -          2,181,000
                                                            ---------      ---------

                 Total current liabilities                 16,127,000     40,285,000

    Long-term debt, less current maturities                 4,407,000     41,876,000
    Other liabilities                                           -          1,188,000
    Deferred income taxes                                   9,334,000      5,169,000

    Common stock subject to repurchase, 219,798
      shares issued and outstanding at
      December 31, 1995                                     2,181,000          -

    Shareholders' equity:
      Common stock, $.0025 par value;  authorized  15,000,000 shares; issued and outstanding 6,762,991 and 7,597,801 at December 31, 1995
        and September 30, 1996                                 17,000         18,000
      Additional paid-in capital                           31,356,000     36,467,000
      Deficit                                                (132,000)    (8,382,000)
                                                            ----------     ---------

                 Total shareholders' equity                31,241,000     28,103,000
                                                           ----------     ----------
                                                         $ 93,290,000   $116,621,000
                                                           ==========    ===========


          See accompanying notes to consolidated financial statements.


                                        3






                Community Care of America, Inc. and Subsidiaries
                Unaudited Consolidated Statements of Operations



                                                  Three Months Ended              Nine Months Ended
                                                      September 30,                 September 30,
                                               --------------------------    --------------------------
                                                   1995           1996           1995             1996
                                               -----------     ----------    -----------   ------------

Operating revenues:
  Net patient service revenues                $ 25,638,000   $ 33,881,000   $ 64,336,000   $ 90,746,000
  Other operating revenues                         595,000        463,000        868,000      4,980,000
                                               -----------     ----------    -----------   ------------

    Total operating revenues                    26,233,000     34,344,000     65,204,000     95,726,000
                                               -----------     ----------    -----------   ------------

Operating expenses:
  Facility operating expenses                   20,566,000     27,459,000     51,559,000     74,890,000
  Corporate administrative and general           1,116,000      1,154,000      3,393,000      3,713,000
  Rent                                           1,853,000      2,188,000      4,458,000      6,041,000
  Depreciation and amortization                    540,000        640,000      1,540,000      1,926,000
  Interest, net of interest income                 895,000      1,360,000      2,666,000      3,280,000
  Unusual charges                                    -              -              -         19,185,000
                                               -----------     ----------    -----------   ------------

   Total operating expenses                     24,970,000     32,801,000     63,616,000    109,035,000
                                               -----------     ----------    -----------   ------------

     Earnings (loss) before income taxes
      and extraordinary item                     1,263,000      1,543,000      1,588,000    (13,309,000)

Provision (benefit) for income taxes               386,000        586,000        476,000     (5,059,000)

                                               -----------     ----------    -----------   ------------
     Earnings (loss) before extraordinary          877,000        957,000      1,112,000     (8,250,000)

Extraordinary item, net of income taxes           (992,000)         -           (992,000)         -
                                               -----------     ----------    -----------   ------------

     Net earnings (loss)                          (115,000)       957,000        120,000     (8,250,000)

Dividends-preferred stock                          (82,000)         -           (408,000)         -
                                               -----------     ----------    -----------   ------------

Net earnings (loss) applicable to common       $  (197,000)    $  957,000    $  (288,000)  $ (8,250,000)
                                               ===========     ==========    ===========   ============

Earnings (loss) per common share:
  Before extraordinary item                    $      .15      $    0.12     $     0.17    $     (1.13)
  Extraordinary item                                (0.19)           -            (0.24)           -
                                               ===========     ==========    ===========   ============
  Net earnings (loss)                          $    (0.04)     $    0.12     $    (0.07)   $     (1.13)
                                               ===========     ==========    ===========   ============

Weighted average number of common and
common equivalent shares outstanding             5,323,281      7,597,801      4,129,354      7,313,144
                                               ===========     ==========    ===========   ============




          See accompanying notes to consolidated financial statements.


                                        4












                         Community Care of America, Inc.
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity


                                   Additional
                                   Common        Paid-In
                                   Stock         Capital        Deficit         Total
                                 ---------    -------------     ----------     ----------

Balance at December 31, 1995     $ 17,000      $31,356,000    $  (132,000)    $ 31,241,000

Issuance of  615,012 shares
  of common stock                   1,000        5,111,000           -           5,112,000

Net loss                              -               -        (8,250,000)      (8,250,000)

                                ===========    ===========    ============    ============
Balance at September 30, 1996
  (unaudited)                    $ 18,000      $36,467,000    $(8,382,000)    $ 28,103,000
                                ===========    ===========    ============    ============






































          See accompanying notes to consolidated financial statements.


                                        5





                         Community Care of America, Inc.
                                and Subsidiaries
                 Unaudited Consolidated Statements of Cash Flows



                                                           Nine Months Ended
                                                             September 30,
                                                        ==========================
                                                            1995           1996
                                                        -----------   ------------
                                                        (Unaudited)    (Unaudited)


    Net cash provided by (used in)
      operating activities                             $  1,418,000   $ (1,386,000)

    Cash flows from investing activities:
         Property, plant and equipment additions        (4,649,000)     (6,604,000)
         Business acquisitions                          (7,351,000)     (4,985,000)
         Notes receivable                               (2,247,000)        (75,000)
         Deposits                                            -            (519,000)
         Other assets                                   (4,681,000)       (571,000)
                                                         ----------      ----------

    Net cash used in investing activities              (18,928,000)    (12,754,000)
                                                         ----------      ----------

    Cash flows from financing activities:
         Dividends on preferred stock                     (408,000)          -
         Principal reductions of long-term debt        (11,825,000)     (3,327,000)
         Proceeds from long-term debt borrowings        12,271,000      18,505,000
         Redemption of Preferred Stock                  (8,167,000)          -
         Proceeds from issuances of stock               27,630,000         162,000
         Deferred financing costs                         (562,000)     (2,140,000)
                                                         ----------     ----------

    Net cash provided by financing activities           18,939,000      13,200,000
                                                         ----------     ----------

    Increase (decrease) in cash and cash equivalents     1,429,000        (940,000)

    Cash and cash equivalents, beginning of period       3,925,000       2,485,000
                                                         ---------      ----------

    Cash and cash equivalents, end of period           $ 5,354,000     $ 1,545,000
                                                         =========      ==========


    Supplemental disclosures of cash flow information:

    Interest paid                                      $ 2,847,000     $ 3,554,000
    Income taxes paid                                        3,400          32,000
















          See accompanying notes to consolidated financial statements.


                                        6



                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(1)  Basis of presentation

The interim unaudited consolidated financial statements of Community Care of America, Inc. and subsidiaries (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10- Q and Regulation S-X pertaining to interim financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of September 30, 1996 and results of operations for the three and nine months ended September 30, 1996 and 1995. The Company's financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the full year. Certain 1995 amounts have been reclassified to conform with the 1996 presentation.

(2)  Recent and Potential Acquisitions

Southern Care Transaction

On May 16, 1996, Southern Care Centers, Inc. ("Southern Care") was merged into a subsidiary of the Company resulting in the subsidiaries of Southern Care
("Acquired Subsidiaries"), which leased five long-term care facilities in Georgia and one long-term care facility in Louisiana, becoming indirect wholly-owned subsidiaries of the Company. In addition, the Company became the manager of a long-term care facility in Texas, owned by a former subsidiary of Southern Care which was not acquired by the Company, under a Management Agreement dated as of May 1, 1996. Additionally, the Company is providing accounting, internal auditing, billing, accounts payable and certain other services under an Agreement to Provide Accounting and Auditing Services and Rural Healthcare Provider Network Services dated as of May 1, 1996 to a company owned by the former shareholders of Southern Care which operates another long-term care facility in Georgia.

Pursuant to the merger agreement, the former shareholders of Southern Care received $2.7 million of cash and 568,888 shares of Common Stock of the Company. In addition, the shareholders of Southern Care are entitled to receive, on or before March 31, 1997, up to $2.0 million in Common Stock of the Company based on the amount that the annualized contribution margin, on a consolidated basis of the Acquired Subsidiaries for the year ended December 31, 1996, exceeds $4.4 million. Based on the current results of operations of the Acquired Facilities, payment of such additional consideration is believed remote.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996


(2)  Recent and Potential Acquisitions (continued)

Southern Care Transaction (continued)

The merger agreement provides for the Company to file two shelf registration statements under the Securities Act of 1933, as amended, covering the shares issued and issuable in the merger and, upon request of the holders, to "piggyback" such shares in certain registration statements filed by the Company. On August 19, 1996, the shareholders of Southern Care demanded that the Company file a registration statement to cover the shares issued to them in the acquisition. The Company has 90 days following this date to prepare, file and use its best efforts to have the registration of these shares declared effective by the Securities and Exchange Commission. At this time, the Company intends to delay the filing of this registration statement until after the due date.

Following the consummation of the transaction, the subsidiaries of Southern Care acquired the five leased Georgia facilities and, in turn, sold those facilities to Health and Retirement Properties Trust ("HRPT"). HRPT thereupon leased the five Georgia facilities back to the Acquired Subsidiaries for an initial term ending on December 31, 2003 and for up to two additional thirteen year terms, each at the option of the Acquired Subsidiaries. After the first lease year, rent is subject to increase based on year over year increases, if any, in net patient revenues and non-inpatient revenues, each as defined in the master lease agreement. The Louisiana facility will continue to be leased under the same terms as the facility was being leased prior to the merger and will continue to be accounted for as a capital lease.

The Company's total cost of the acquisition was approximately $8.4 million, including legal, consulting and other direct costs. Such acquisition has been accounted for by the purchase method and, accordingly, the results of operations have been included in the Company's consolidated financial statements since the date of acquisition. The purchase price allocation which follows is preliminary and subject to resolution of certain issues.


     Accounts receivable, net                                    $    536,000
     Prepaid expenses and other current assets                        217,000
     Property, plant and equipment                                  4,550,000
     Deposits                                                         875,000
     Excess of cost over fair value of net assets acquired         12,456,000
     Accounts payable and accrued expenses                         (3,390,000)
     Long-term debt                                                (5,426,000)
     Deferred income tax liability                                 (1,393,000)
                                                                  -----------

                                                                  $ 8,425,000
                                                                  ===========

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(2)  Recent and Potential Acquisitions (continued)

Southern Care Transaction (continued)

Pursuant to the merger agreement, the purchase price is to be adjusted by the extent to which current liabilities less current assets exceed $1,850,000. The Company has calculated this difference as $1.5 million and has recorded such amount as a current asset as of September 30, 1996. This calculation has been disputed by the former shareholders of Southern Care. If the final purchase price adjustment differs from the amount calculated by the Company, the Company will record an adjustment to the excess of cost over fair value of net assets acquired related to the acquisition.

The following unaudited pro forma consolidated results of operations assumes the transaction described above occurred as of the beginning of the nine month periods ended September 30, 1995 and 1996, after giving effect to certain adjustments, including amortization of intangibles, increased rent expense, elimination of certain non-recurring expenses and related income tax effects and, including the effect of unusual charges recorded by the Company in the second quarter of 1996 which were unrelated to the Southern Care acquisition.


                                                Nine Months Ended September 30,
                                                -------------------------------
                                                  1995                 1996
                                                  ----                 ----

  Total operating revenues                       $75,730,000      $102,007,000
  Net income (loss) before extraordinary item        671,000        (8,158,000)
  Net loss                                          (321,000)       (8,158,000)
  Net loss applicable to common stock               (728,000)       (8,158,000)
  Net loss per common share                           (0.16)            (1.08)


Memorial Transaction

On April 29, 1996, the Company acquired (the "Initial Acquisition") substantially all of the business and operations, including substantially all of the personal property and all of the real property, of a 71-bed hospital located in Hahira, Georgia, d/b/a Smith Hospital from Memorial Health Care, Inc. (the "Seller"). The aggregate purchase price was $6.1 million, subject to certain post-closing adjustments. The purchase price for the Initial Acquisition was paid through the application of payments aggregating $2.25 million and an unsecured $3.85 million promissory note (the "Smith Note") bearing interest at the prime rate in effect at NationsBank of Florida, N.A. ("NationsBank") plus 1% which matured on July 1, 1996, of which $3.0 million was outstanding as of September 30, 1996 and October 31, 1996. Such outstanding balance is payable, at the option of the Company, in either shares of Common Stock of the Company or by the issuance of another promissory note, in the amount of $3.0 million plus accrued interest, on terms and conditions acceptable to NationsBank.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(2)  Recent and Potential Acquisitions (continued)

Memorial Transaction (continued)

The Company also entered into a Purchase Option Agreement dated April 29, 1996 pursuant to which the Company was granted an option (the "Option") exercisable until July 1, 1996, which entitled the Buyer, for an aggregate consideration valued at approximately $23.2 million, to (1) purchase all the capital stock of Memorial Hospital of Adel, Inc., ("Adel") which owns a 60-bed hospital, a 95-bed long-term care facility and a home healthcare agency in Adel and Valdosta, Georgia, (2) purchase substantially all of the assets, including the real estate of Telfair County Hospital, Inc., comprising a 60-bed hospital in McCrae,
Georgia, known as "Telfair Hospital" and (3) obtain an assignment of a management agreement (subject to obtaining a satisfactory assignment of the agreement) for the management of a 45-bed hospital in Cochran, Georgia, known as "Bleckley Hospital".

The Company did not exercise the Option on July 1, 1996, nor did it pay the Smith Note when due on July 1, 1996.

In September, the parties entered into management agreements, effective July 1, 1996, (the "Management Agreements") to manage Adel and Telfair Hospitals and an assignment agreement (the "Assignment Agreement") with respect to the Bleckley Hospital management agreement. The Management Agreements and the Assignment Agreement also contained an option (the "New Option"), exercisable until October 3, 1996, on substantially the same terms and conditions as the original Option, for option consideration of $180,000 per month for each month that the New Option was not exercised. The New Option expired unexercised on October 3, 1996 and option consideration of $360,000 has not been paid by the Company.

The parties have entered into discussion with respect to an extension of the New Option, the Management Agreements and the Assignment Agreement through December 31, 1996 in exchange for option consideration of $180,000 per month for each month that the New Option is not exercised. The discussion includes extending the terms of the Smith Note and giving the Sellers the option to repurchase the Smith Hospital for the unpaid balance of the Smith Note. The management fees from the Management Agreements and the Assignment Agreement are to be paid to the Company only upon exercise of the New Option, at which time these management fees will be included in results of operations of the Company.

The Company is in various stages of negotiation with some, and is holding discussions with other, institutional lenders towards securing the necessary financing to complete the Memorial transaction (see Note 6). Should the parties fail to complete the transactions contemplated above, the Company could incur a charge to earnings of approximately $5.0 million, most likely in the fourth quarter of 1996.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(3) Unusual Charges and Statement of Financial Accounting Standards No. 121 (SFAS No. 121)

The Company incurred unusual charges aggregating $19.2 million (pre-tax) during the second quarter of 1996 comprised of the following:

The Company recorded a $17.7 million pre-tax charge for closing certain physician practices, primary care clinics and adult day care centers and terminating the management agreements under which it had been managing nine long-term care facilities in the state of Maine (see note 4). The components of this charge include: $5.0 million reserve for potential forfeiture of a deposit for an option to acquire the Maine facilities, $3.4 million for severance and personnel reductions, $2.9 million for closing clinics and adult day care centers and write-off of the related development costs, $1.7 million for real estate and personal property lease terminations and asset write-downs, $4.0 million for uncollected management fees and other accounts receivables from the divested businesses and $700,000 for estimated other exit costs. The $3.4 million charge for severance and personnel reductions primarily represents severance costs associated with the elimination of 45 positions, including senior management of the Company, physicians, field development and acquisition personnel and administrative personnel. As of September 30, 1996, approximately $2.4 million of the charge has not been utilized. The portion of the unutilized amount expected to be expended by September 30, 1997 is included in current liabilities on the Company's consolidated balance sheet as of September 30, 1996 with the remainder included in other liabilities.

During 1996, the Company closed its Aurora facility as a result of unfavorable market conditions and, voluntarily withdrew its Toledo facility from the Medicare and Medicaid programs resulting in a substantially idle facility. Consequently, the Company evaluated its long-lived assets related to these facilities for impairment in accordance with SFAS No. 121. The Company estimated the undiscounted net cash flows from these facilities and ascertained that the carrying value of the long-lived assets exceeded such undiscounted cash flows. Accordingly, the Company compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities (which were estimated based on the remaining useful lives of the assets, earnings history, a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies) with the carrying value. Using this analysis, the Company determined that the fair value of these facilities were less than the carrying value and, accordingly, recorded a loss on impairment of approximately $1.5 million in the consolidated statements of operations as part of unusual charges for the nine months ended September 30, 1996.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(4)  Events Subsequent to September 30, 1996

On October 27, 1996, the Company reached a settlement agreement with the entities for whom it had been managing nine long-term care facilities in Maine ("Sandy River Group"). The Company canceled these management agreements on August 14, 1996. Under the terms of the settlement, the Company canceled and forgave all amounts due to the Company, including any interest accrued thereon, from the Sandy River Group. The Sandy River Group forgave and forfeited all contractual rights due under various agreements with the Company. The effect of this settlement is reflected on the the Company's consolidated balance sheet as of September 30, 1996 and the results of operations for the nine month period then ended. In connection with the termination, the Company, in the second quarter of 1996, recorded a pre-tax charge to earnings of $9.7 million which is included as part of the unusual charges in the statement of operations (see note
3).

In addition, the terms of the settlement agreement provide for the exercise of the put options (the "Put Options") held by the shareholders of the Sandy River Group and the former shareholders of the Maine Head Trauma Center, Inc. (the
"Shareholders"), which require the Company to the purchase 219,798 shares of Common Stock of the Company from the Shareholders. The parties agreed that the Shareholders may not demand payment of the $2.181 million put option until the earlier of February 28, 1997 or the sale of all, or substantially all, of the assets of the Company. Accordingly, the liability associated with the Put Options is included in current liabilities on the Company's consolidated balance sheet as of September 30, 1996.

(5)  Deferred offering costs

On July 30, 1996, the Company's proposed public offering of 3.1 million shares of its Common Stock was withdrawn. The Company determined that it would no longer proceed with the offering because a price acceptable to the Company or the proposed selling stockholders could not be obtained. In addition, the Company has incurred costs related to a subsequently contemplated high yield debt offering. The Company is still seeking additional capital and is pursuing several different sources. Costs of the public offering and debt offering of approximately $2.0 million are considered to have future value in obtaining alternative capital financing. Such costs will be charged against the proceeds of any equity capital, or deferred and amortized over the term of any debt financing. If the Company is unable to obtain alternative financing, it may incur a charge to earnings of up to $2.0 million as early as the fourth quarter of 1996 related to these costs.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(6)  Compliance With Covenants and Restructuring of Debt Facilities

At  September  30,  1996,  the  Company had a working  capital  deficit of $15.8 million. To date, the Company's major acquisitions have been financed principally by Health and Retirement Properties Trust ("HRPT"). As of September 30, 1996, the Company was obligated to HRPT under installment notes with respect to 17 facilities having an outstanding aggregate principal balance of approximately $35.8 million and as a tenant under three master leases covering 30 facilities having an aggregate minimum rent of approximately $202 million (subject to increases) during the remainder of their initial terms and first renewal period. The master leases require the Company to maintain consolidated tangible net worth of at least $5.0 million and a current ratio (ratio of current assets to current liabilities) of at least one to one. While the Company's consolidated tangible net worth was approximately $8.4 million at September 30, 1996, its consolidated current ratio was .6 to 1 at September 30, 1996 and, accordingly, the Company was not in compliance with the current ratio covenant. The Company has received a waiver of compliance with this covenant from HRPT through November 29, 1996. HRPT has orally agreed to extend the waiver period to December 27, 1996 provided at November 29, 1996 the Company is otherwise in compliance with its obligations to HRPT including making the payments referred to below on a timely basis. with the covenants, HRPT has agreed to defer the payments of interest, principal, rent and other charges due from the Company to HRPT under the installment notes and master lease agreements on September 1 and October 1, 1996 until November 29, 1996. Interest accrues on the amount of all such deferred payments from the date they were contractually due through the date of their payment at a rate of 18% per annum. Certain debt instruments with HRPT (aggregating approximately $30.9 million in principal amount) have been modified to provide that interest only will be payable until July 31, 1998, at which time principal will again become payable, with interest, in installments. The notes and leases contain cross default provisions, such that a default under any note or lease would entitle HRPT to accelerate payment of all of such notes and terminate all of such leases (and, subject to mitigation of damages, to receive future rents).

On August 1, 1996, the Company and NationsBank amended their Revolving Credit and Reimbursement Agreement to provide for termination of the agreement on the earlier of the assumption of additional indebtedness (as defined) or December 31, 1996. Consequently, the Company has classified the $14.3 million obligation as a current liability as of September 30, 1996. The Company has unamortized deferred financing costs associated with this credit facility of approximately $260,000 as of September 30, 1996. The unamortized deferred costs at the time of repayment will be charged to earnings in the period that the obligation is repaid.

On April 29, 1996, in connection with the acquisition of Smith Hospital, the Company executed an unsecured $3.85 million promissory note which matured on July 1, 1996, bearing interest at the prime rate in effect with NationsBank plus 1%, of which $3.0 million plus accrued interest was outstanding as of September 30, 1996 and October 31, 1996. Such outstanding balance is payable, at the option of the Company, in either shares of Common Stock of the Company or by the issuance of another $3.0 million promissory note on terms and conditions acceptable to NationsBank.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                               September 30, 1996

(6)  Compliance With Covenants and Restructuring of Debt Facilities (continued)

On April 4, 1996, the Company borrowed $10.0 million from HRPT pursuant to an 11% promissory note to provide additional renovation, acquisition and general working capital funding. No principal payments are required until the maturity date of December 31, 2008 with interest payments made monthly. However, this loan, together with a $2.6 million prepayment premium, must be prepaid from the first proceeds of any equity or debt (or any combination thereof) issued by the Company after August 30, 1996. The note is secured by all of the collateral security which secure the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT.

On October 9, 1996, the Company engaged Smith Barney, Inc. as the Company's financial advisor to assist in evaluating strategic alternatives for raising debt and/or equity capital and otherwise enhancing shareholder value, including the possible sale of the Company. Independently, the Company is in various stages of negotiation with some, and is holding discussions with other, institutional lenders towards replacing the NationsBank credit facility and/or securing the necessary financing to complete the Memorial transaction. The Company is seeking to have these financings in place by December 25, 1996. If the Company is successful in obtaining sufficient financing, on a timely basis, it would be in compliance with the working capital maintenance covenant contained in the master lease agreements with Health and Retirement Properties Trust (compliance with which has been waived through November 29, 1996) and default in the payment of the remaining $3.0 million balance due on the $3.85 million unsecured promissory note issued in connection with its purchase of Smith Hospital and otherwise complete the Memorial transaction. This paragraph contains forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the achievement of the Company's objectives to differ materially from those described or implied in the forward-looking statements. These factors include, among other things, the Company's ability to reach agreement with financing sources and complete financing agreements to obtain sufficient financing on a timely and economically feasible basis, changes in interest rates, changes in governmental healthcare policies including any changes in Medicaid and Medicare, any actions that may be taken by third parties prior to the time of achievement of such objectives and changes in other general economic conditions. There can be no assurance that any necessary funds will be available to the Company or, if available, the terms thereof. There can be no assurance that any necessary funds will be available to the Company or, if available, the terms thereof.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTRODUCTION

As of September 30, 1996 after giving effect to the consummation of the acquisition of Smith Hospital, the termination of its nine management agreements in Maine and the closing of certain physician practices, clinics and adult day care centers, the Company operated 54 licensed long-term care facilities with 4,426 licensed beds, two rural hospitals, three physician practices and four clinics, one child day care center, two home healthcare agencies, and assisted living with an aggregate of 119 units in six of the communities which the Company serves.

The following provides a discussion of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS

Three months ended September 30, 1996 compared to three months ended September 30, 1995:

Revenues increased by $8.1 million, or 31%, to $34.3 million in the third quarter of 1996 from $26.2 million in the comparable 1995 period. This growth was primarily attributable to the addition of nine long-term care facilities, two clinics and a hospital acquired, managed or leased subsequent to September 30, 1995 which increased revenues by $6.8 million and an increase in revenue per patient day due to an increased proportion of higher acuity patients and additional ancillary services resulting in additional revenues of $3.1 million, offset by a decrease in revenue of $1.8 million resulting from a decrease in occupancy in the long-term care facilities. Long-term care facilities accounted for 87.1% of total revenues in the 1996 period, a decrease from 93.4% in the 1995 period.

Net operating revenues per patient day for long-term care and assisted living facilities increased 9.6% to $91.83 in the third quarter of 1996 from $83.76 in the third quarter of 1995, primarily resulting from an increased proportion of higher acuity patients. Medicare days as a percent of total days increased from 4.3% in the third quarter of 1995 to 4.9% in 1996. Medicare revenues from the long-term care facilities as a percentage of total long-term care facilities' revenues also increased from 14.9% in 1995 to 19.3% in 1996 primarily due to additional ancillary services for the higher acuity patients. Occupancy rates were 86.3% in the third quarter of 1996 compared to 88.1% in the third quarter of 1995. Patient days from long-term care facilities increased 11.4% to 325,785 in 1996 from 292,503 in the third quarter of 1995 due to the facilities acquired or leased subsequent to September 30, 1995.

Facility operating expenses increased by $6.9 million, or 33.5%, to $27.5 million in 1996 from $20.6 million in the third quarter of 1995 primarily as a result of operations acquired subsequent to September 30, 1995, and also increased as a percent of revenues to 80.0% in 1996 from 78.4% in the third quarter of 1995. The 1995 period included management fees for 45 days for nine managed

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Three months ended September 30, 1996 compared to three months ended September 30, 1995:

facilities which contributed to the Company's higher operating margins in that period. The payroll related component of facility operating expenses increased by $4.0 million, or 29.2%, to $17.7 million from $13.7 million in 1995 due to facilities acquired or leased subsequent to September 30, 1995, but decreased as a percentage of revenues from 52.2% in the third quarter of 1995 to 51.6% in 1996.

Corporate administrative and general expenses increased by $38,000, or 3.4%, to $1.2 million in 1996 from $1.1 million in the third quarter of 1995. The dollar increase primarily resulted from additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased and managed facilities offset, in part, by the elimination of certain personnel in conjunction with the restructuring of the Company. Corporate administrative and general expenses as a percentage of revenues decreased to 3.4% in 1996 from 4.3% in the third quarter of 1995.

Rent expense increased by $335,000, or 18.1%, to $2.2 million in 1996 from $1.9 million in 1995. However, rent expense as a percentage of revenues decreased to 6.4% in 1996 from 7.1% in 1995. The dollar increase was primarily due to the acquisition of leasehold interests in six facilities leased subsequent to September 30, 1995, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on gross revenue of certain leased facilities.

Depreciation and amortization expense increased by $100,000, or 18.5%, to $640,000 in 1996 from $540,000 in 1995, but decreased to 1.9% of revenues in 1996 from 2.1% of revenues in 1995. The dollar increase was due to a $48,000 increase related to facilities acquired subsequent to September 30, 1995 and to renovations of certain owned facilities. The percentage decrease was due to a lower percentage of owned facilities to total facilities in 1996 than in 1995.

Net interest expense increased by $465,000, or 52.0%, to $1.4 million in the third quarter of 1996 from $895,000 in the same period in 1995. Net interest expense also increased as a percentage of revenues to 4.0% in 1996 from 3.4% in the third quarter of 1995. The dollar and percentage increases were primarily due to a net increase of $24.5 million of indebtedness to provide additional renovation, acquisition and working capital funding.

Federal and state income tax expense was $586,000 in the third quarter computed using an annualized effective tax rate of 38%. The tax provision for the same period in 1995 was $386,000 based on an annualized effective tax rate of 30% which was below the effective federal rate due to the use of loss carryforwards.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Three months ended September 30, 1996 compared to three months ended September 30, 1995:

The Company had $1.54 million of pre-tax earnings in the third quarter of 1996 compared to pre-tax earnings of $1.26 million in the third quarter of 1995. The Company reported net earnings of $957,000, or $.12 per share in the third quarter of 1996 compared to a net loss of $197,000, or $.04 per share, for the same period in 1995. The loss in the third quarter of 1995 included an extraordinary charge of $992,000, net of income tax.

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

Unusual Charges During 1996

The Company incurred unusual charges aggregating $19.2 million (pre-tax) during the second quarter of 1996 comprised of the following:

The Company recorded a $17.7 million pre-tax charge for closing certain physician practices, primary care clinics and adult day care centers and terminating the management agreements under which it had been managing nine long-term care facilities in the state of Maine. The components of this charge include: $5.0 million reserve for potential forfeiture of a deposit for an option to acquire the Maine facilities, $3.4 million for severance and personnel reductions, $2.9 million for closing clinics and adult day care centers and write-off of the related development costs, $1.7 million for real estate and personal property lease terminations and asset write-downs, $4.0 million for uncollected management fees and other accounts receivables from the divested businesses and $700,000 for estimated other exit costs. The $3.4 million charge for severance and personnel reductions primarily represents severance costs associated with the elimination of 45 positions, including senior management of the Company, physicians, field development and acquisition personnel and administrative personnel. As of September 30, 1996, approximately $2.4 million of the charge has not been utilized. The portion of the unutilized amount expected to be expended by September 30, 1997 is included in current liabilities on the Company's consolidated balance sheet as of September 30, 1996 with the remainder included in other liabilities.

During 1996, the Company closed its Aurora facility as a result of unfavorable market conditions and, voluntarily withdrew its Toledo facility from the Medicare and Medicaid programs resulting in a substantially idle facility. Consequently, the Company evaluated its long-lived assets related to these facilities for impairment in accordance with SFAS No. 121. The Company estimated the undiscounted net cash flows from these facilities and ascertained that the carrying value of the long-lived assets exceeded such undiscounted cash flows. Accordingly, the Company compared the fair value of the assets based on the present value of the estimated future cash flows for the facilities (which were estimated based on the remaining useful lives of the assets, earnings history, a discount rate commensurate with the risks involved and market conditions and assumptions reflecting internal operating plans and strategies) with the carrying value. Using this analysis, the Company

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

determined that the fair value of these facilities were less than the carrying value and, accordingly, recorded a loss on impairment of approximately $1.5 million in the consolidated statements of operations as part of unusual charges for the nine months ended September 30, 1996. Revenues increased by $30.5 million, or 46.8%, to $95.7 million in the 1996 period from $65.2 million in the 1995 period. This growth was primarily attributable to the addition of twenty-four facilities, two hospitals and three clinics acquired or leased at various times from February 1, 1995 through May 16, 1996 increasing revenues by $26.1 million. The remainder of the increase, $4.4 million, resulted from the management of nine long-term care facilities (the agreements for which were terminated by the Company on August 14, 1996), consulting related to nine long-term care facilities and five hospitals (the agreements for which expired during the second quarter of 1996) and from expanded network services from other than long-term care. Long-term care facilities accounted for 86.1% of total revenues in 1996, a decrease from 94.4% in 1995.

Net operating revenues per patient day for long-term care and assisted living facilities increased 10.9% to $90.52 for the nine months ended September 30, 1996 from $81.62 in 1995, primarily resulting from an increase in ancillary services for higher acuity patients. Medicare days as a percent of total days decreased from 5.0% in 1995 to 4.8% in 1996 primarily the result a voluntary withdrawal from participating in the Medicare program at the Company's Toledo, Iowa facility. However, Medicare revenues from the long-term care facilities as a percentage of total long-term care facilities' revenues increased from 16.1% in 1995 to 18.1% in 1996, primarily due to additional ancillary services for the higher acuity patients. Occupancy rates were 85.7% for the nine months ended September 30, 1996 compared to 87.6% for the same period in 1995. Patient days from long-term care facilities increased to 910,856, or 21.1%, in 1996 from 751,858 in 1995 due to the facilities acquired or leased at various times from April 1, 1995 through May 16, 1996.

Facility operating expenses increased by $23.3 million, or 45.3%, to $74.9 million in the 1996 period from $51.6 million in the 1995 period primarily as a result of operations acquired subsequent to March 31, 1995, but decreased as a percent of revenues to 78.2% in 1996 from 79.0% in 1995. The improved margins resulted primarily from the increase in the number of management contracts and consulting agreements offset by a decrease in the margins from the same community facilities and certain facilities acquired subsequent to March 31, 1996. The payroll related component of facility operating expenses increased by $13.3 million, or 38.6%, to $47.7 million from $34.4 million in 1995, but decreased as a percentage of revenues from 52.7% in 1995 to 49.8% in 1996.

Corporate administrative and general expenses increased by $320,000, or 9.4%, to $3.7 million in 1996 from $3.4 million in 1995 but decreased as a percent of revenues to 3.8% in 1996 from 5.2% in 1995. The dollar increase resulted primarily from additional operations, information systems, finance, accounting and other personnel to support the growth of owned, leased and managed facilities.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)

Nine months ended September 30, 1996 compared to nine months ended September 30, 1995:

Rent expense increased by $1.6 million, or 35.5%, to $6.0 million in 1996 from $4.5 million in 1995. Rent expense as a percent of revenues decreased to 6.3% in 1996 from 6.8% in 1995. The dollar increase was primarily due to the acquisition of leasehold interests in eleven facilities leased subsequent to June 30, 1995, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on gross revenues of certain leased facilities.

Depreciation and amortization expense increased by $386,000, or 25.0%, to $1.9 million in 1996 from $1.5 million in 1995, but decreased to 2.0% of revenues in 1996 from 2.3% of revenues in 1995. The dollar increase was due to a $237,000 increase related to facilities acquired subsequent to March 31, 1995 and to renovations of certain owned facilities. The percentage decrease was due to a lower percentage of owned facilities to total facilities in 1996 than in 1995.

Net interest expense increased by $614,000, or 23.0%, to $3.3 million in 1996 from $2.7 million in 1995. Net interest expense as a percent of revenues decreased to 3.4% in 1996 from 4.1% in 1995. The dollar increase was primarily due to a net increase of $24.5 million of indebtedness to provide additional renovation, acquisition and working capital funding.

Federal and state income tax benefit was $5.1 million for the nine months ended September 30, 1996 due to pre-tax losses of $13.3 million, using an annualized effective tax rate of approximately 38%. The tax provision for the same period in 1995 was $476,000 based on pre-tax earnings of $1.6 million using an annualized effective tax rate of 30% which was below the effective federal rate due to the utilization of loss carryforwards.

The early extinguishment of $15.4 million of long-term debt resulted in extraordinary charges to earnings of $992,000, net of tax benefit of $404,000, in the 1995 period. The extraordinary charge was comprised of $683,000 of unamortized debt placement costs and $713,000 of prepayment penalties and charges.

The Company had a $13.3 million pre-tax loss in 1996 compared to pre-tax earnings of $1.6 million in 1995. The loss in the 1996 period included the unusual charges of $19.2 million realized during the second quarter of 1996. The Company had a $8.3 million net loss for the nine months ended September 30, 1996. For the same nine month period in 1995, the Company reported a net loss applicable to common stock of $288,000.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Potential Effects of Certain Transactions

Memorial Transaction

On April 29, 1996, the Company acquired (the "Initial Acquisition") substantially all of the business and operations, including substantially all of the personal property and all of the real property, of a 71-bed hospital located in Hahira, Georgia, d/b/a Smith Hospital from Memorial Health Care, Inc. (the "Seller"). The aggregate purchase price was $6.1 million, subject to certain post-closing adjustments. The purchase price for the Initial Acquisition was paid through the application of payments aggregating $2.25 million and an unsecured $3.85 million promissory note (the "Smith Note") bearing interest at the prime rate in effect at NationsBank of Florida, N.A. ("NationsBank") plus 1% which matured on July 1, 1996, of which $3.0 million was outstanding as of September 30, 1996 and October 31, 1996. Such outstanding balance is payable, at the option of the Company, in either shares of Common Stock of the Company or by the issuance of another promissory note, in the principal amount of $3.0 million plus accrued interest, on terms and conditions acceptable to NationsBank.

The Company also entered into a Purchase Option Agreement dated April 29, 1996 pursuant to which the Company was granted an option (the "Option") exercisable until July 1, 1996, which entitled the Buyer, for an aggregate consideration valued at approximately $23.2 million, to (1) purchase all the capital stock of Memorial Hospital of Adel, Inc., ("Adel") which owns a 60-bed hospital, a 95-bed long-term care facility and a home healthcare agency in Adel and Valdosta, Georgia, (2) purchase substantially all of the assets, including the real estate of Telfair County Hospital, Inc., comprising a 60-bed hospital in McCrae,
Georgia, known as "Telfair Hospital" and (3) obtain an assignment of a management agreement (subject to obtaining a satisfactory assignment of the agreement) for the management of a 45-bed hospital in Cochran, Georgia, known as "Bleckley Hospital".

The Company did not exercise the Option on July 1, 1996, nor did it pay the Smith Note when due on July 1, 1996.

In September, the parties entered into management agreements, effective July 1, 1996, (the "Management Agreements") to manage Adel and Telfair Hospitals and an assignment agreement (the "Assignment Agreement") with respect to the Bleckley Hospital management agreement. The Management Agreements and the Assignment Agreement also contained an option (the "New Option"), exercisable until October 3, 1996, on substantially the same terms and conditions as the original Option, for option consideration of $180,000 per month for each month that the New Option was not exercised. The New Option expired unexercised on October 3, 1996 and option consideration of $360,000 has not been paid by the Company.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Potential Effects of Certain Transactions (continued)

Memorial Transaction (continued)

The parties have entered into discussion with respect to an extension of the New Option, the Management Agreements and the Assignment Agreement through December 31, 1996 in exchange for option consideration of $180,000 per month for each month that the New Option is not exercised. The discussion includes extending the terms of the Smith Note and giving the Sellers the option to repurchase the Smith Hospital for the unpaid balance of the Smith Note. The management fees from the Management Agreements and the Assignment Agreement are to be paid to the Company only upon exercise of the New Option, at which time these management fees will be included in results of operations of the Company.

The Company is in various stages of negotiation with some, and is holding discussions with other, institutional lenders towards securing the necessary financing to complete the Memorial transaction. Should the parties fail to complete the transactions contemplated above, the Company could incur a charge to earnings of approximately $5.0 million, most likely in the fourth quarter of 1996.

Deferred Offering Costs

On July 30, 1996, the Company's proposed public offering of 3.1 million shares of its Common Stock was withdrawn. The Company determined that it would no longer proceed with the offering because a price acceptable to the Company or the proposed selling stockholders could not be obtained. In addition, the Company has incurred costs related to a subsequently contemplated high yield debt offering. The Company is still seeking additional capital and is pursuing several different sources. Costs of the public offering and debt offering of approximately $2.0 million are considered to have future value in obtaining alternative capital financing. Such costs will be charged against the proceeds of any equity capital, or deferred and amortized over the term of any debt financing. If the Company is unable to obtain alternative financing, it may incur a charge to earnings of up to $2.0 million as early as the fourth quarter of 1996 related to these costs.

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

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Government Regulation (continued)

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

In March 1996, the Company's Toledo, Iowa long-term care facility voluntarily withdrew from participating in the Medicare and Medicaid programs rather than risk being decertified from participating in those programs. The Company's Council Bluffs North facility, which had been terminated from participation in the Medicare and Medicaid programs in March 1996, has been resurveyed and found to be deficiency-free. The facility was recertified to participate in both the Medicaid and Medicare programs on May 18, 1996 and July 17, 1996, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Net cash used in operating activities for the nine months ended September 30, 1996 was $1.4 million compared to $1.4 million provided by operating activities for the same period in 1995. Net cash used in operating activities in 1996 resulted primarily from the Company's net loss ($8.2 million), net of non-cash unusual charges of $11.4 million and non-cash charges for depreciation and amortization of $1.9 million, a decrease in accounts payable and accrued expenses ($419,000), a net increase accounts receivable ($6.3 million), inventories and other assets ($200,000) due primarily to the Company's expansion.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

The Company used net cash in investing activities totaling $12.8 million for the nine months ended September 30, 1996 resulted primarily from property, plant and equipment additions of $6.6 million, a $550,000 security deposit with respect to a $10 million promissory note issued in April 1996 (as discussed below), business acquisitions of $5.0 million and a net increase in other assets of $600,000.

Net cash provided by financing activities was $13.2 million for the nine months ended September 30, 1996 resulting from $18.5 million net proceeds from long-term borrowings and $162,000 from issuance of 46,124 shares of common stock upon exercise of stock options, offset in part by principal payments of $3.3 million on long-term debt and $2.1 million of deferred financing and offering costs.

As of September 30, 1996, the Company had cash and cash equivalents of $1.5 million and, a working capital deficit of $15.8 million compared to working capital of $4.5 million at December 31, 1995. The change in working capital was primarily attributable to the inclusion of the revolving credit facility discussed below as a current liability ($14.3 million), the note related to the Smith Hospital acquisition ($3.0 million), the exercise of the of the put option rights by the shareholders of the Sandy River Group and the former shareholders of the Maine Head Trauma Center, Inc. as part of the settlement agreement which resulted in the recognition of a current liability for the put option contracts ($2.181 million) and the assumption of negative working capital in connection with the acquisition of Southern Care Centers, Inc. (approximately $1.5 million).

On August 1, 1996, the Company and NationsBank of Florida, N.A. ("NationsBank") amended their Revolving Credit and Reimbursement Agreement to provide for termination of the agreement on the earlier of the assumption of additional indebtedness (as defined) or December 31, 1996. Consequently, the Company has classified the $14.3 million obligation as a current liability as of September 30, 1996. The Company will need to obtain funds to repay NationsBank ($14.3 million) on or prior to December 31, 1996. The Company has unamortized deferred financing costs associated with this credit facility of approximately $260,000 as of September 30, 1996, which will be charged to earnings in the period that the obligation is repaid.

At September 30, 1996, the Company was obligated to Health and Retirement Properties Trust ("HRPT") under installment notes with respect to 17 facilities having an outstanding aggregate principal balance of approximately $35.8 million and as a tenant under three master leases covering 30 facilities having an aggregate minimum rent of approximately $202 million (subject to increases) during the remainder of their initial terms and first renewal period. The master leases require the Company to maintain consolidated tangible net worth of at least $5.0 million and a current ratio (ratio of current assets to current liabilities) of at least one to one. While the Company's consolidated tangible net worth was approximately $8.4 million at September 30, 1996, its consolidated current ratio was .6 to 1 at September 30, 1996 and, accordingly, the Company was

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

LIQUIDITY AND CAPITAL RESOURCES (continued)

not in compliance with the current ratio covenant. The Company has received a waiver of compliance with this covenant from HRPT through November 29, 1996. HRPT has orally agreed to extend the waiver period to December 27, 1996 provided at November 29, 1996 the Company is otherwise in compliance with its obligations to HRPT including making the payments referred to below on a timely basis. In addition, to the waiver of compliance with the covenants, HRPT has agreed to defer the payments of interest, principal, rent and other charges due from the Company to HRPT under the installment notes and master lease agreements on September 1 and October 1, 1996 until November 29, 1996. Interest accrues on the amount of all such deferred payments from the date they are currently contractually due through the date of their payment at a rate of 18% per annum. Certain debt instruments with HRPT (aggregating approximately $30.9 million in principal amount) have been modified to provide that interest only will be payable until July 31, 1998, at which time principal will again become payable, with interest, in installments. The notes and leases contain cross default provisions, such that a default under any note or lease would entitle HRPT to accelerate payment of all of such notes and terminate all of such leases (and, subject to mitigation of damages, to receive future rents).

On April 4, 1996, the Company borrowed $10.0 million from HRPT pursuant to an 11% promissory note to provide additional renovation, acquisition and general working capital funding. No principal payments are required until the maturity date of December 31, 2008 with interest payments made monthly. However, this loan, together with a $2.6 million prepayment premium, must be prepaid from the first proceeds of certain equity or debt (or any combination thereof) issued by the Company after August 30, 1996. The note is secured by all of the collateral security which secure the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT.

On April 29, 1996, in connection with the acquisition of Smith Hospital, the Company executed an unsecured $3.85 million promissory note which matured on July 1, 1996, bearing interest at the prime rate in effect with NationsBank plus 1%, of which $3.0 million plus accrued interest was outstanding as of September 30, 1996 and October 31, 1996. Such outstanding balance is payable, at the option of the Company, in either shares of Common Stock of the Company or by the issuance of another $3.0 million promissory note on terms and conditions acceptable to NationsBank.

The Company has been seeking additional funds to satisfy its obligations to pay NationsBank, meet the put option obligations to shareholders of the Sandy River Group and the former shareholders of the Maine Head Trauma Center, Inc., complete the Memorial transaction which includes the repayment of the Smith Note and satisfy its other working capital obligations including meeting the working capital maintenance covenants contained in the master lease agreements with HRPT from, among various means including, borrowings from commercial lenders, financing obtained from sale-lease back transactions and the public and private equity and debt capital markets. On October 9, 1996, the Company engaged Smith Barney, Inc. as the Company's financial advisor to assist in evaluating strategic alternatives for raising debt and/or equity capital and otherwise enhancing shareholder value, including the possible sale of the Company. Independently, the Company is in various stages of negotiation with some, and is holding discussions with other, institutional lenders towards replacing the NationsBank credit facility and/or securing the necessary financing to complete the Memorial transaction. The Company is seeking to have these financings in place by December 25, 1996. If the Company is successful in obtaining sufficient financing, on a timely basis, it would be in compliance with the working capital maintenance covenant contained in the master lease agreements with Health and Retirement Properties Trust (compliance with which has been waived through November 29, 1996) and default in the payment of the remaining $3.0 million balance due on the $3.85 million unsecured promissory note issued in connection with its purchase of Smith Hospital and otherwise complete the Memorial transaction. This paragraph contains forward-looking statements which are subject to a number of known and unknown risks and uncertainties that could cause the achievement of the Company's objectives to differ materially from those described or implied in the forward-looking statements. These factors include, among other things, the Company's ability to reach agreement with financing sources and complete financing agreements to obtain sufficient financing on a timely and economically feasible basis, changes in interest rates, changes in governmental healthcare policies including any changes in Medicaid and Medicare, any actions that may be taken by third parties prior to the time of achievement of such objectives and changes in other general economic conditions. There can be no assurance that any necessary funds will be available to the Company or, if available, the terms thereof.

PART II - OTHER INFORMATION

Item 3. Defaults Upon Senior Securities

Reference is made to Note 6 of the Notes to the Consolidated Financial Statements contained in this Report for information concerning the Company's default with the working capital maintenance covenant contained in the master lease agreements with Health and Retirement Properties Trust (compliance with which has been waived through November 29, 1996) and default in the payment of the remaining $3.0 million balance due on a $3.85 million unsecured promisor note, issued in connection with the Company's acquisition of Smith Hospital, which note matured on July 1, 1996.
Such information is incorporated herein by reference.

Item 5. Other Information

In order to keep the stockholders and the investment community informed of the Company's future plans, the Company and certain officers, directors or employees of the Company, acting on behalf of the Company may make forward-looking statements concerning, among other things, the Company's revenues, earnings, capital expenditures, capital structure and other financial items, plans and objectives and economic performance. Forward-looking statements may be made in writing or orally. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interests of the Company and its stockholders to take advantage of the "safe harbor" provisions of that Act. Among the factors that could cause the Company's future actual results, performance or achievement to differ materially from those described or implied in forward-looking statements (including any that may be contained in this Report) are: (a) the Company's ability to obtain, on a timely and economically feasible basis, the financing required to (1) meet its various obligations (including those discussed in Notes 2, 4 and 6 of the Notes to the Consolidated Financial Statements contained in this Report), (2) increase its working capital to eliminate its working capital deficiencies ($15.8 million at September 30, 1996) to meet the working capital maintenance covenant contained in the Company's master leases with Health and Retirement Properties Trust (as discussed in Note 6 of the Notes to the
Consolidated Financial Statements contained in this Report), (3) avoid the potential charges to earnings (as discussed in Notes 2 and 5 of the Notes to the Consolidated Financial Statements contained in this Report), (4) fund capital improvements and (5) fund the Memorial Transaction (as discussed in Note 2 of the Notes to the Consolidated Financial Statements contained in this Report) and any future acquisitions or other transactions that the Company may consider to implement its strategy; (b) the Company's ability to successfully integrate acquisitions and effectuate economies of scale and otherwise implement its growth strategy; ( c) the Company's ability to retain qualified personnel; (d) the continuation of third party payor programs, including Medicaid and Medicare, at current benefits levels and reimbursement rates; (e) the Company's ability to remain in compliance with the requirements for participation in such programs as well as remain in compliance with the other government regulations to which it is subject; (f) the level of, and the Company's ability to meet, competition;
(g) government climate towards healthcare legislation; and (h) general economic conditions.

Many of these factors are discussed in greater detail elsewhere in this Report and in the Company's Annual Report on Form 10-K for its latest fiscal year.

Item 6. Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           Number                   Description
           ------                   -----------

            4(a) Amendment dated August 30, 1996, to Revolving Credit and Reimbursement Agreement dated August 7, 1995 among the Company, various subsidiaries of the Company and NationsBank of Florida, National Association

            4(b) Third Allonge and Amendment to Promissory Note ($13,600,000) dated July 16, 1996 between ECA Holdings, Inc. and Health and Retirement Properties Trust

            4(c) Third Allonge and Amendment to Promissory Note ($6,000,000) dated July 16, 1996 between Community Care of Nebraska, Inc. and Health and Retirement Properties Trust

            4(d) Second Allonge and Amendment to Promissory Note ($2,045,000) dated July 16, 1996 between Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc. and Quality Care of Columbus, Inc. and Health and Retirement Properties Trust

            4(e) Allonge and Amendment to Promissory Note ($6,466,700) dated July 16, 1996 between ECA Holdings, Inc. and Health and Retirement Properties Trust

            4(f) Second Allonge and Amendment to Promissory Note ($2,833,300) dated July 16, 1996 between Community Care of Nebraska, Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc. and Quality Care of Columbus, Inc. and Health and Retirement Properties Trust

      (a)  Exhibits (continued):

      Number                   Description
      ------                   -----------

       10(a)        Letter  Agreement dated August 30, 1996 between HRPT and the
                    Company.

       10(b Settlement Agreement dated October 27, 1996 among the Company, CCA of Maine, Inc. and, among others, the entities for whom the Company had managed long-term care facilities in Maine known as the Sandy River Facilities.

       27           Financial Data Schedule

       (b) Reports on Form 8-K

           During the quarter for which this report is filed, the Company filed one Report on Form 8-K dated (date of earliest event reported) July 10, 1996 reporting under Item 5 the termination of the management agreements with the Sandy River facilities, the completion of the required analysis in connection with the adoption of Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets, the closing of certain existing physician practices, primary care clinics and adult day care centers, the corresponding unusual charges to earnings of $19.2 million, and the delay of the closing of the acquisition of three hospitals and a skilled nursing facility.

                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                         COMMUNITY CARE OF AMERICA, INC.
                                  (Registrant)



Date:   November 14, 1996                   By:      /s/ Gary W. Singleton
                                                     Gary W. Singleton
                                                     President and
                                                     Chief Executive Officer




Date:   November 14, 1996                   By:      /s/ David H. Fater
                                                     David H. Fater
                                                     Executive Vice President
                                                     and Chief Financial Officer

                                  EXHIBIT INDEX

   Exhibit
   Number                        Description                               Page
   ------                        -----------                               ----


    4(a) Amendment dated August 30, 1996, to Revolving Credit and Reimbursement Agreement dated August 7, 1995 among the Company, various subsidiaries of the Company and NationsBank of Florida, National Association .... .......................... 31

    4(b)    Third Allonge and Amendment to Promissory Note ($13,600,000)
            dated July 16, 1996  between ECA  Holdings,  Inc. and Health and Retirement Properties Trust ................................ 36

    4(c)    Third   Allonge  and   Amendment  to   Promissory   Note
            ($6,000,000)  dated July 16, 1996 between  Community Care of
            Nebraska, Inc. and Health and Retirement Properties Trust ...... 38

    4(d)    Second Allonge and Amendment to Promissory Note ($2,045,000)
            dated July 16,  1996  between  Community  Care of  Nebraska,
            Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc. and Quality Care of Columbus, Inc. and Health and Retirement
            Properties Trust ............................................... 40

    4(e)    Allonge and Amendment to Promissory Note ($6,466,700)  dated
            July 16, 1996  between  ECA  Holdings,  Inc.  and Health and
            Retirement Properties Trust .................................... 42

    4(f)    Second Allonge and Amendment to Promissory Note ($2,833,300)
            dated July 16,  1996  between  Community  Care of  Nebraska,
            Inc., W.S.T. Care, Inc., Quality Care of Lyons, Inc. and Quality Care of Columbus, Inc. and Health and Retirement
            Properties Trust ............................................... 44

   10(a)    Letter  Agreement dated August 30, 1996 between HRPT and the
            Company. ....................................................... 46

   10(b) Settlement Agreement dated October 27, 1996 among the Company, CCA of Maine, Inc. and, among others, the entities for whom the Company had managed  long-term care  facilities in Maine known as the Sandy River Facilities. .................. 49

   27       Financial Data Schedule