Form 10-K
period 1996-12-31
COMMUNITY CARE OF AMERICA INC
filed 1997-04-16
CIK 945772

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-K

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996. OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934.

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

       SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT: NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT: COMMON STOCK,
                               $.0025 PAR VALUE


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]


   The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 1997, was approximately $19,161,858. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that any of such persons are "affiliates," as that term is defined under the Securities Act of 1933.

   The number of shares of common stock outstanding as of March 31, 1997, was 7,597,801.

                              TABLE OF CONTENTS

                                                                                       PAGE
                                                                                      ------
                                     PART I

Item 1.    Business
           General                                                                     1
           Acquisition History                                                         2
           Business Strategy                                                           3
           Services                                                                    4
           Revenue Sources and Reimbursement                                           6
           Government Regulation                                                       8
           Competition                                                                10
           Employees                                                                  11
           Insurance                                                                  11
Item 2.    Properties                                                                 11
Item 3.    Legal Proceedings                                                          13
Item 4.    Submission of Matters to a Vote of Security Holders                        13
           Executive Officers of the Company                                          14

                                     PART II

Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters       15
Item 6.    Selected Financial Data                                                    15
Item 7.    Management's Discussion and Analysis of Financial Condition and
           Results of Operations                                                      17
Item 8.    Financial Statements and Supplementary Data                                24
Item 9.    Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosure                                                       24

                                    PART III


   The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) is incorporated herein by reference to such information which will be contained in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934 or in an amendment to this Report, which Proxy Statement or amendment will be filed within 120 days following the end of the year covered by this Report.


                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K          26
            Signatures                                                               32


                          FORWARD LOOKING STATEMENTS

   When used in this Report, the words "anticipates", "believes", "expects", "intends", "may", "plans", "seeks to" and "strategy is to" and variations of such words and similar expressions are intended to identify forward-looking statements that involve risks and uncertainties.

   In order to keep its stockholders and the investment community informed of the Company's future plans, the Company and certain officers, directors or employees of the Company, acting on behalf of the Company, may make forward-looking statements concerning, among other things, the Company's revenues, earnings, capital expenditures, capital structure and other financial items, plans and objectives and economic performance. Forward-looking statements may be made in writing or orally. The Company's ability to do this has been fostered by the Private Securities Litigation Reform Act of 1995 which provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information so long as those statements are accompanied by meaningful cautionary statements identifying important factors that could cause actual results to differ materially from those discussed in the statement. The Company believes it is in the best interest of the Company and its stockholders to take advantage of the "safe harbor" provisions of that Act. Among the factors that could cause the Company's future actual results, performance or achievement to differ materially from those described or implied in forward-looking statements (including any that may be contained in this Report) are: (a) the Company's ability to obtain, on a timely and economically feasible basis, the financing required to (i) meet its various obligations (including those discussed in Notes 6 and 13 of the Notes to the Company's Consolidated Financial Statements), (ii) increase its working capital and tangible net worth in order to meet the working capital maintenance covenants and tangible net worth covenant contained in the Company's master leases with Health and Retirement Properties Trust (as discussed in Note 7 of the Notes to the Company's Consolidated Financial Statements), and (iii) finance any future acquisitions or other transactions that the Company may consider to implement its growth strategy (see "Business-Acquisition History", "Business-Business Strategy," and "Business-Services" and Note 13 of the Notes to the Company's Consolidated Financial Statements); (b) the Company's ability to successfully integrate acquisitions and effectuate economies of scale and otherwise implement its growth strategy (see "Business-Business Strategy"); (c) the government climate towards healthcare (see "Business-Revenue Sources and Reimbursement" and "Business-Government Regulation"); (d) the continuation of third-party payor programs, including Medicare and Medicaid, at current benefit levels and reimbursement rates (see "Business-Revenue Sources and Reimbursement"); (e) the Company's ability to remain in compliance with the requirements for participation in such programs, as well as remain in compliance with the other government regulations to which it is subject (see "Business-Government Regulation"); (f) the level of, and the Company's ability to meet, competition (see "Business-Competition"); (g) the Company's ability to avoid significant claims and defense costs, and maintain adequate insurance to cover any material claims and costs it may incur, which may arise out of malpractice and other claims (see "Business-Insurance"); (h) the Company's ability to retain qualified personnel (see "Business-Employees"); and (i) general economic conditions.

                                    PART I


ITEM 1: BUSINESS

GENERAL

   Community Care of America, Inc. (unless the context indicates otherwise, together with its subsidiaries, "CCA" or the "Company") develops and operates skilled nursing facilities in medically underserved rural communities. CCA's strategy is to enter rural areas through the acquisition of long-term care facilities which serve as platforms from which to develop networks that provide an array of healthcare and related services. The Company believes that long-term care facilities in rural communities generally represent underutilized assets to which other services can be added to extend high quality, cost-effective solutions to address unmet basic healthcare needs for those who live in rural locations. The Company's strategy is designed to coordinate flexible, community-based healthcare services, includ-ing long-term care, rehabilitation, adult day care, home healthcare, assisted living and transportation services. The Company also affiliates with other healthcare providers whose patients can benefit from utilizing the Company's other services. During 1996, the Company achieved a growth of 37.4% in revenues (before a $1.9 million revenue adjustment in 1996) above 1995 levels which was largely attributable to the acquisition or management of eight facilities in the Southeast.

   As of March 31, 1997, the Company operated 54 licensed long-term care facilities with 4,450 licensed beds, one 22-bed rural hospital, two physician practices, two primary care clinics, one rural healthcare clinic, one outpatient rehabilitation center, one child day care center, a home healthcare agency and 115 assisted living units within six of the communities which the Company serves. The Company currently operates in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming.

   The Company was incorporated on December 28, 1992 as a Delaware corporation under the name ElderCare of America, Inc. and changed its name to Community Care of America, Inc. on October 13, 1993. The Company's principal executive offices are located at 3050 North Horseshoe Drive, Suite 260, Naples, Florida 34104, and its telephone number is (941) 435-0085.

ACQUISITION HISTORY

   The Company began operations in December 1993 with its acquisition of all of the capital stock of MeritWest and the refinancing of the acquired facilities through mortgage and lease arrangements (the "MeritWest Transaction"). As a result, the Company began operations with 28 long-term care facilities, of which 14 were owned, 13 were leased and one was managed, in six states. In May 1995, the management agreement with respect to the managed facility was terminated and in January 1996, the Company closed one of the acquired facilities. On November 1, 1994, the Company entered into long-term leases for, and assumed the operation of, two additional long-term care facilities in two states. Effective February 1, 1995, the Company acquired a 22-bed rural hospital, a physician practice and two associated primary care clinics and a home healthcare agency in Alabama (the "Georgiana Transaction"). The Company is presently engaged in negotiations to sell these operations (together with another physician practice and associated primary care clinic in the same geographic area, which the Company acquired in August 1995). On April 1, 1995, the Company leased 11 and purchased three additional long-term care facilities in four of the states in which the Company already had a presence. Effective July 1, 1995, the Company leased three additional long-term care facilities in Alabama. On August 15, 1995, the Company assumed the management of nine long-term care facilities in Maine pursuant to a series of management agreements (which also contemplated the Company managing one additional facility upon completion of construction and the achievement of certain occupancy levels). As part of the arrangement, the Company also obtained an option to acquire these ten facilities pursuant to which the Company made a $5.0 million non-refundable deposit. On August 15, 1996, the Company terminated these arrangements as they were not generating sufficient cash flows to pay their management fees to the Company. This resulted in charges to earnings of $9.9 million. See "Management's Discussion and Analysis of Financial Condition and Results of Operations," and Notes 12 and 16 of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this Report. Effective October 1, 1995, the Company acquired a long-term care facility in Nebraska and, on November 1, 1995, acquired an outpatient head trauma therapy center in Maine. Effective January 1, 1996, the Company acquired a certified rural healthcare clinic in Florida. As a result of a series of transactions, on May 16, 1996, the Company began leasing five long-term care facilities in Georgia and one long-term care facility in Louisiana and entered into an agreement to manage an additional facility in Texas. During the second quarter of 1996, as a result of their unfavorable performance, the Company determined to close four primary care clinics, four adult day care centers and one physician practice. This resulted in non-recurring charges to earnings of $4.5 million. See "Management's Discussion and Analysis" and Note 12 of the Notes to the Company's Consolidated Financial Statements. The terms and certain effects of each of the foregoing transactions are described in greater detail in Note 2 of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this Report. See also "Management's Discussion and Analysis of Financial Condition and Results of Operations."

   The continuation of the Company's strategy of entering rural markets by acquiring a long-term care facility and improving and expanding the services offered by the facility will require substantial capital investment for the acquisition and integration of the facilities, improvements to acquired facilities and working capital to expand the Company's operations generally. There can be no assurance that additional borrowings or other sources of capital will be available to the Company or, if available, as to the terms on which they may be obtained. See "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Liquidity and Capital Resources."

   The Company has engaged the investment banking firm of Smith Barney, Inc. as the Company's financial advisor to assist the Company in evaluating strategic alternatives for enhancing shareholder value, including the possible sale of the Company.


BUSINESS STRATEGY


   The Company's business strategy is to improve and expand the services offered in rural skilled nursing facilities to provide cost-effective services to people who live in medically underserved rural areas throughout the United States. CCA has historically entered these markets by acquiring existing long-term care facilities or, in one case, a small rural hospital. CCA works with existing local practitioners and other providers in these communities to create an integrated delivery network that allows access to quality healthcare services.

   The Company believes that long-term care facilities in rural communities generally represent underutilized assets to which other services can be added to extend high quality, cost-effective solutions to address unmet basic healthcare needs for rural Americans. By providing professional management, introducing management information systems and making capital improvements, the Company seeks to improve the quality and availability of local healthcare services within targeted rural communities.

   The Company's target market is rural communities with populations under 50,000 that the Company believes are medically underserved. However, the Company has acquired and may in the future acquire facilities located in larger communities if the facility is included in a group of facilities which the Company desires to acquire. In determining which markets to enter, the Company assesses the needs and available healthcare resources in areas meeting its population and demographic profile to determine if the Company's strategy can be profitably implemented.

   The Company's strategy involves a two-phased plan. The first phase involves conforming acquired facilities to the Company's basic operating standards and procedures. The Company also undertakes a community-wide survey and performs local market research, including consultation with community leaders and healthcare and social service providers, to analyze the healthcare needs and available resources in the community. Based on this analysis, the Company proceeds, where appropriate, to implement the second strategic phase within the community. This phase involves the development of an expanded delivery network designed to provide a broad array of healthcare and healthcare related services.

   Operational Improvement

   Acquired facilities generally have a basic infrastructure largely in place, including a skilled nursing staff, clinical aides, qualified local practitioners, a support staff, administrators and a medical director. In the first phase of the Company's strategy, the Company improves an acquired facility by providing professional management, introducing management information systems and making capital improvements necessary to attain the Company's standards for quality of care and operating efficiency and, where such certification does not exist at the time of acquisition, meet the standards for Medicare certification. The Company has substantially completed this process at most of the 54 currently owned, leased or managed long-term care facilities. The Company believes that enhanced long-term care facilities provide a base for delivering a broad array of healthcare and healthcare related services. This process involves four strategic investments:


   o Capital Improvements. The Company makes repairs and improvements to the physical plant, builds or expands areas for therapy services and upgrades equipment. These enhancements to the facility are designed to achieve compliance with all pertinent regulatory standards and improve its image and reputation in the local community.

   o Training. The Company invests in recruiting and training its employees to upgrade clinical and management skills and enhance the quality of patient care. The Company believes that these programs for employees give it a competitive advantage in attracting qualified applicants and result in reduced turnover and higher productivity.

   o Medicare Certification. The Company generally seeks to obtain Medicare certification for those acquired long-term care facilities that are eligible to participate in the Medicare program but were not previously certified. Obtaining Medicare certification enables the Company to increase its access to higher acuity patients and thereby realize higher reimbursement levels.


   o Information Systems. The Company automates medical records, patient care plans, financial reporting and reimbursement. The Company has engaged Integrated Health Services, Inc. ("IHS") under a management agreement to assist the Company in providing these services, as well as to provide certain financial, accounting, MIS, reimbursement and ancillary services directly to the Company for a term of five years commencing January 1, 1997. See Note 14 of the Notes to the Consolidated Financial Statements.


   DEVELOPMENT OF THE INTEGRATED HEALTHCARE DELIVERY NETWORK


   The second phase of the Company's strategy involves the development in targeted rural communities of expanded healthcare services designed to provide an array of healthcare services. The Company's strategy is to identify the specific needs of each community by conducting local market research and tailoring the array of services to meet those needs. The core services which may be be offered by the Company include:

     o  Long-Term Care               o  Assisted Living
     o  Rehabilitation               o  Transportation
     o  Home Healthcare

   The Company's strategy is designed to expand and coordinate the delivery of basic healthcare services in underserved rural markets and to maximize profits, while enhancing quality. The Company intends to tailor the range of services it provides in each network based upon consultations with local leaders and healthcare and social service providers, as well as local market research, that enables it to assess community-specific needs. Based on this analysis, the Company intends to develop and operate, alone or in alliance with other providers, a broad array of healthcare and healthcare related services tailored to the community's unmet healthcare needs. This strategy is designed to enable patients to avoid the necessity for travel to distant locations to obtain services not available in their local communities. The Company's objective is to utilize its rural healthcare facilities to provide accessible, cost-effective healthcare and become the provider preferred by patients as well as payors, physicians and other referral sources.

   The degree to which the Company will be able to expand the services which it may offer will depend upon its ability to obtain additional financing. See "Management's Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources," and Note 13 of the Notes to the Consolidated Financial Statements.


SERVICES

   The Company intends to include at its facilities those core services needed by the particular communities the Company serves. The Company believes that, by linking and integrating the healthcare service components of its facilities, it will be well positioned to contract with managed care organizations in rural markets. The core services of the Company's strategy are:


   Long-Term Care. CCA provides nursing, rehabilitation, custodial services and other long-term care to patients resident at its 54 long-term care facilities. In addition to nursing care, which is provided on a 24-hour basis by licensed practical nurses and certified nursing aides, the Company also provides a broad range of support services, including speech, physical and occupational rehabilitation therapy, recreational activities, social services, dietary, housekeeping and laundry services and furnishes pharmaceuti-
cal, nutritional and medical supplies. Each long-term care facility is supervised by a licensed healthcare administrator and employs a medical director to supervise the delivery of healthcare services to residents and a director of nursing to supervise the nursing staff. The Company maintains a corporate quality assurance program designed to ensure regulatory compliance and to enhance the standard of care provided in each facility.

   Rural Hospital. The Company operates the Georgiana Doctors Hospital, a 22-bed acute care hospital in Georgiana, Alabama, in conjunction with two physician practices, and a home healthcare agency. This rural delivery network serves a county of approximately 22,000 residents. The Company is presently engaged in negotiations to sell Georgiana Doctors Hospital (together with its two related primary care clinics and home healthcare agency and two physician practices in Alabama). In addition on May 1, 1996, the Company acquired one hospital and obtained an option to acquire three additional hospitals, a long-term care facility and a home care agency, as well as to manage one additional hospital, all in Georgia. Largely as a result of an inability to obtain financing to consummate the transaction, on December 31, 1996, the Company sold the acquired hospital back to the former owners and terminated the agreement pursuant to which it was to acquire the remaining facilities. This resulted in non-recurring charges to earnings of approximately $4.4 million in the fourth quarter of 1996. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 12 to the Notes to Consolidated Financial Statements elsewhere in this Report.

   Out-Patient Rehabilitation. The Company currently provides out-patient rehabilitation services at its Ashland, Nebraska and Saratoga, Wyoming long term care facilities. The Company intends to expand this core service at other facilities. Outpatient rehabilitation services include physical therapy, occupational therapy and speech therapy, and the Company intends to expand these services to cover respiratory therapy. The rehabilitation services, provided by the Company's employees or independent contractors, would typically be provided at locations within the Company's facility for in-patients, as well as to others in the surrounding community who are not residents of the facility. If rehabilitation services are provided at its long-term care facilities on an outpatient basis, the Company intends to provide separate access to its facilities for such patients. At some locations, the Company intends to make available rehabilitation services in facilities adjacent to or near the Company's long-term care facility. In November 1995, the Company acquired a freestanding outpatient head trauma center in Maine and, in April 1996, the Company established another head trauma location in Lewiston, Maine.

   Home Healthcare. The Company intends to provide a broad range of healthcare services to individuals in their homes, affording these individuals an alternative to institutional care. The Company expects that these services will be rendered by licensed and registered nurses, therapists and medical social workers, who would provide services such as intravenous therapy, pain management, ventilator care, dressing changes, injections, administration of medication and other nursing procedures. In addition, the Company expects that personal care services will be provided by home health aides who will assist patients with their activities of daily living. At present, home healthcare services are offered as part of the Company's operations in Georgiana, Alabama and, through a joint venture, at the Company's long-term care facilities in Nebraska.

   Assisted Living. The Company presently has 115 assisted living units in six of the communities it serves, and intends to construct additional separate residences adjacent to or in the vicinity of its long-term care facilities, in order to provide living units for adults who require some assistance with their daily living activities. Such services would be provided to individuals who do not require the 24-hour nursing care provided in the Company's long-term care facilities, but who may not be able to live without some form of assistance. Support services may include meals, laundry, housekeeping, maintenance, transportation and social and recreational activities. In addition, personal care services, including bathing, dressing and grooming, as well as ambulatory assistance, will be provided.

   Transportation Services. The Company operates vans, primarily with wheel chair lifts, and other vehicles to transport patients to and from service providers within its networks. The Company views this service as an important and integral component of its marketing program as a means of alleviating a major burden on the patient's family and facilitate patient utilization of each service the Company offers.

   Other. In addition to its two physician practices in Alabama discussed above, the Company operates a certified rural healthcare clinic in Arcadia, Florida.


REVENUE SOURCES AND REIMBURSEMENT

   General. The following table sets forth the sources of net patient service revenues by payor type for the periods indicated:

                           YEARS ENDED DECEMBER 31,
                          --------------------------
                            1994     1995     1996
                          -------- -------- --------
   Private pay and
   other................   36.3%    31.3%    30.1%
   Medicare.............   15.8     17.1     20.3%
   Medicaid.............   47.9     51.6     49.6%
                          -------- -------- --------
   Total................  100.0%   100.0%   100.0%
                          ======== ======== ========



   The Company believes that the foregoing percentages are not necessarily indicative of the relative percentage of revenues to be derived from such sources in the future.

   The Company's revenues from long-term care services are determined by a number of factors, including: (i) the licensed bed capacity of its facilities,
(ii) the occupancy rates of its facilities, (iii) the mix of patients and the rates of reimbursement among payor categories (private pay, Medicaid and Medicare) and (iv) the extent to which certain ancillary services available in the Company's facilities are utilized by patients and paid for by the respective payor sources. The Company monitors both Medicaid and Medicare regulatory developments and seeks to comply with all reporting requirements with a view to increasing reimbursement payments.

   Private Pay. Private pay revenues include payments from individuals who pay directly for services without governmental assistance, commercial insurers, Blue Cross organizations, HMOs, preferred provider organizations, workers' compensation programs and other similar payment sources. Payments from these private pay sources may be charge-based, cost-based or based on contracts negotiated with these payors. Many conditions treated by rehabilitation services are covered by liability insurance, rather than health benefits policies. In such cases, reimbursement rates are established on a case-by-case basis. Although the level of charges by the Company to private patients in its facilities is not subject to the same regulatory control as with Medicaid or Medicare, its charges are still generally limited to customary and reasonable charges for such healthcare services. In addition, many HMOs and other private payors are under pressure to contain or reduce costs through increasing case management review of services, lowering reimbursement rates and negotiating reduced contract pricing.

   Medicaid. The Medicaid program refers to various state administered reimbursement programs created by Federal law to provide a joint Federal-state medical insurance assistance program for individuals who fit within defined resource and income standards. Skilled nursing facilities, such as the Company's long-term care facilities, are required to meet state licensing requirements and Federal Omnibus Budget Reconciliation Act of 1987 ("OBRA-87") requirements to be certified to receive reimbursement under applicable Federal and state Medicaid guidelines. Similarly, hospitals are subject to regulation, and must meet certain standards for Medicaid certification, under both Federal law and state health codes, which vary from state to state. Medicaid reimbursement is available for qualified individuals in most state programs for long-term care, primary care, out-patient rehabilitation programs, assisted living and adult day care programs. States have a wide degree of flexibility in the establishment of Medicaid reimbursement systems, and Federal waivers permitting experimentation in the methodology of delivery of care to Medicaid patients have been granted with increasing frequency. These waiver programs have increased substantially the number of Medicaid patients receiving services through managed care intermediaries, which can affect, positively or negatively, the amount of the reimbursement entitlement for rural hospitals and primary care provided in an outpatient setting. Most states operate on the basis of a cost-based reimbursement system under which the reimbursement rate for an individual healthcare facility is determined by cost reports filed on an annual basis.

   Most of the Company's long-term care facilities participate in the Medicaid program. The Medicaid cost-based reimbursement system is a prospective rate system, subject to retroactive adjustment. Under a prospective system, per diem rates are established (generally on an annual basis) based upon certain historical costs of providing services during the prior year, adjusted to reflect factors such as inflation and any additional services required to be performed. Retroactive adjustments, if any, are based on a recomputation of the applicable reimbursement rate following an audit of cost reports. To date, adjustments from Medicaid audits have not had a material adverse effect on the Company. The Company believes that it has properly applied the various payment formulas and that any future adjustments will not be material, although there can be no assurance to that effect.

   Providers must accept reimbursement from Medicaid as payment in full for the services rendered. The provider may not bill the patient for services covered by the Medicaid program but may bill the patient for noncovered services. There can be no assurance that Medicaid reimbursement will be sufficient to cover actual costs incurred by the Company with respect to Medicaid services rendered. State Medicaid plans also require that providers must be subject to governmental audit to ensure the propriety of costs incurred, which are used as the basis for payments.

   Certain states are studying methods for reducing expenses under their Medicaid programs, which initiatives could have an adverse effect on applicable Medicaid rates. If enacted, current Federal initiatives, including a change in the methods for paying the Federal share of Medicaid costs, may cause a reduction in the availability of Federal Medicaid funds in future years. The Company cannot currently determine the potential effect of any such changes.

   The Company currently operates long-term care facilities in Alabama, Colorado, Georgia, Iowa, Kansas, Louisiana, Missouri, Nebraska, Texas and Wyoming, a rural hospital and three primary care clinics in Alabama and a certified rural healthcare clinic in Florida. Kansas uses a prospective payment facility specific Medicaid reimbursement system and establishes a new rate plan each year. Wyoming has a similar program and recently increased the inflation index in its Medicaid reimbursement formula.

   Medicare. Medicare is a Federally funded and administered health insurance program that provides coverage for beneficiaries who require in-patient acute care and certain intensive rehabilitation therapy services or skilled nursing and certain related medical services, such as physical, occupational and speech therapy, pharmaceuticals, medical supplies and ancillary, diagnostic and other necessary services of the type provided by skilled nursing facilities. Medicare benefits generally cover only a short portion of a patient's stay in a long-term care facility. Medicare benefits are not available for patients requiring intermediate and custodial levels of care. In general, Medicare payments for skilled nursing services and rehabilitative care are based on allowable costs. With certain exceptions, Medicare is a retrospective payment system in which each facility receives an interim payment during the year, which is later adjusted upward or downward to reflect actual allowable direct and indirect costs of services based on the submission of a cost report at the end of each year. Of the Company's 54 long-term care facilities (including managed facilities), 48 are currently certified to receive benefits provided under Medicare. In addition, the Company's rural hospital is also certified to participate in the Medicare program.

   Medicare reimbursement for services provided in skilled nursing facilities is based upon the lesser of (i) actual allowable routine, ancillary and capital costs or (ii) charges. Facilities that have been in operation longer than three full cost reporting periods are subject to limits on their actual routine per diem costs. The routine service cost limits, which are regionally adjusted for labor costs, are updated annually by the Healthcare Financing Administration of the United States Department of Health and Human Resources ("HCFA"). Most of the Company's facilities are subject to these limits. Medicare also provides reimbursement for in-patient care at hospitals and skilled nursing facilities, and hospice and home health agency care. Reimbursement for hospitalization costs is determined on a national weighted cost basis, known as Diagnostic Related Groups, related to the type of illness being treated, rather than the duration of the patient's hospitalization.

   Healthcare Reform; Governmental Budgetary Constraints; Proposed Budgetary Legislation. Numerous Federal and state governmental and private sector proposals have been advanced to address the nationwide concerns on the availability and affordability of quality healthcare. As a result of these and other proposals, the healthcare industry is subject to considerable and rapid change. In addition, the significant impact of market forces, including the formation of provider networks and the grouping of consumers into large managed care organizations sponsored by insurance companies and other entities, has caused market-induced healthcare reform to become a significant factor in restructuring the delivery system. Although the failure of passage of the Health Security Act may have deterred comprehensive healthcare reform at the Federal level, the potential for healthcare reform at the Federal level cannot be disregarded nor can any such reform be predicted as to content or timing with any degree of certainty. The enactment of Federal and state reform proposals which might cause a reduction of revenue in certain states in which the Company operates remains a continuing possibility which cannot be predicted. Further, no assurance can be given that any such reform will not have a material adverse impact on the Company.


   Both the Federal government and various states are considering imposing limitations on the amount of funding available for various healthcare services. A Presidential task force has reported that the Medicare "trust fund" is likely to become insolvent by the year 2002 if the current growth rate of approximately 10% per annum continues. The U.S. Congress passed a fiscal year 1996 budget reconciliation bill with an objective of balancing the Federal budget by the year 2002, which was vetoed by the President. The U.S. Congress and the Executive Branch of government are presently working toward developing a 1998 federal budget. Certain provisions of the proposed 1996 budget were, and provisions of 1998 budget are expected to be, designed to reduce the rate of increase in Medicare expenditures through cost savings and other measures, the magnitude of which is the subject of debate between the Executive and Legislative Branches of the Federal government. The effect of any legislation upon the Company's operations cannot be predicted at this time. In addition, various states are themselves considering reduced levels of spending in various areas which also could affect the amount of available Medicaid funding. Accordingly, Medicare and Medicaid reimbursements may not continue at the current levels or rates of increase.


GOVERNMENT REGULATION

   The healthcare industry is subject to substantial Federal, state and local regulation. The various layers of governmental regulation affect the Company's business by requiring licensure or certification of its facilities, regulating the use of its properties, controlling reimbursement to the Company for services provided and controlling growth. See "-- Revenue Sources and Reimbursement." Licensing, certification and other applicable governmental regulations vary from jurisdiction to jurisdiction and are revised periodically, and vary among the long-term care, rehabilitation therapy and other operations. It is not possible to predict the content or impact of future legislation and regulations affecting the healthcare industry.

   Of the twelve states in which the Company operates, Alabama, Florida, Georgia, Iowa, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming have adopted certificate of need ("CON") statutes applicable to the services presently provided by the Company in such states. CON statutes provide generally that, prior to the construction of new beds, the addition of new services or the making of certain capital expenditures exceeding defined levels, a state agency must determine that a need exists for such proposed activities. The Company has generally been able to obtain requisite CONs without material delay.

   Medicare certification is a critical factor contributing to the revenues and profitability of a long-term care facility and, accordingly, is a key objective of the Company's facility enhancement program. Such certification depends on a favorable review of the Company's facilities by HCFA. Any suspension or delay in the administration of the survey and certification program of HCFA (as had been proposed on an industry-wide basis by HCFA early in 1995) could delay Medicare certification of the Company's facilities and adversely effect implementation of the Company's facility enhancement program.

   Both initial and continuing qualification of a long-term care facility to participate in the Medicaid or Medicare programs depends upon many factors, including accommodations, equipment, services, patient care, safety, personnel, physical environment and adequate policies, procedures and controls. Licensing, certification and other applicable standards vary from jurisdiction to jurisdiction and are revised periodically. State agencies survey all long-term care facilities on a regular basis to determine whether such facilities are in compliance with the requirements for participation in government sponsored third-party payor programs.

   Similarly, a hospital must meet certain standards and observe certain operating procedures to be eligible for Medicare certification. These standards include maintaining adequate records, adoption of and compliance with appropriate patient treatment plans and self-review procedures, and providing 24-hour care rendered or supervised by a registered professional nurse. Waivers of certain Medicare requirements, such as nurse staffing, are available upon application, to rural hospitals with fewer than 50 beds. Hospitals are subject to periodic review and may be disqualified from participation in the Medicare program if they fail to satisfy the applicable conditions without obtaining a waiver.

   The Company believes that all of its facilities are in substantial compliance with the various Medicare and Medicaid requirements and all are in substantial compliance with other regulatory requirements applicable to them. However, in the ordinary course of its business, the Company receives notices of deficiencies for failures to comply with various regulatory requirements. The Company reviews such notices and seeks to take appropriate corrective action. In most cases, the Company and the reviewing agency have agreed upon the measures to be taken to bring the facility into compliance. In some cases or upon repeated violations, the reviewing agency has the authority to impose fines, temporarily suspend admission of new patients to the facility, suspend or decertify from participation in the Medicare or Medicaid programs and, in extreme circumstances, revoke a facility's license. These actions could adversely affect a facility's ability to continue to operate, the ability of the Company to provide certain services and the facility's eligibility to participate in the Medicare or Medicaid programs. Additionally, a finding of abusive or fraudulent behavior with respect to one facility could subject other facilities under common control or ownership to disqualification from participation in the Medicare and Medicaid programs.

   In March 1996, the Company's Toledo, Iowa long-term care facility voluntarily withdrew from participating in the Medicare and Medicaid programs rather than risk being decertified from participating in those programs. In September 1996, this facility was recertified by the state for only nine beds until further notice. Subject to obtaining financing, the Company intends to convert this facility into a multi-use facility which would include a skilled nursing facility operating on a private pay basis, assisted living to add to its existing assisted living operations in the community, a home healthcare agency, outpatient rehabilitation and a primary care clinic. Also, in March 1996 the Company's Council Bluffs North facility was terminated from participation in the Medicare and Medicaid programs. The facility has been resurveyed and found to be deficiency free and, accordingly, the facility was recertified in April 1996.

   Effective October 1, 1990, OBRA-87 eliminated the different certification standards for "skilled" and "intermediate care" nursing facilities under the Medicaid program in favor of a single "nursing facility" standard. This standard requires, among other things, that the Company have at least one registered nurse on each day shift and one licensed nurse on each other shift. Final regulations of HCFA implementing the nursing home reform requirements in OBRA-87 took effect on September 30, 1995, although to date only the most serious violations are being immediately enforced. The final regulations create a variety of remedies that both Federal and state governments may utilize to bring nursing homes into compliance with Federal guidelines, including the imposition of fines up to $10,000 per day. The rules define conduct which constitutes abuse and neglect of a nursing home patient, and changes have been made in the qualification requirements for managers and surveyors of nursing homes. The standards additionally require increased nursing staffing to ensure compliance with quality care initiatives; increased training of nursing assistants; uniform approaches to resident assessment and preparation of patient care plans; and implementation of specific procedures when there is reason to believe that an identifiable individual was responsible for an act of patient abuse and neglect.

   The Company's rural long-term care strategy entails the risk of violating Federal antitrust laws. The healthcare industry has recently been an active area of antitrust enforcement action by the Federal Trade Commission (the "FTC"). The principally rural primary care and skilled nursing facility structure of the Company's operation sites has been developed to comply with existing Department of Justice and FTC guidelines, including jointly issued antitrust guidelines that were promulgated in September 1994. Although the Company's acquisitions and existing delivery structure arrangements have not been the subject of Department of Justice or FTC enforcement action, there can be no assurance that an enforcement action will not be brought in the future.

   Various federal and state laws regulate relationships among providers of healthcare services, including employment or service contracts and investment relationships. These laws include the fraud and abuse provisions of the Social Security Act that are applicable to the Medicare and Medicaid programs, which prohibit various transactions involving Medicare or Medicaid covered patients or services. These laws also include anti-kickback provisions which prohibit the payment or receipt of any remuneration by anyone in return for, or to induce, the referral of patients for items or services that are paid for, in whole or in part, by Medicare or Medicaid. A violation of these provisions may result in civil or criminal penalties for individuals or entities and/or exclusion from participation in the Medicare and Medicaid programs. Among such laws is the so-called "Stark" amendments of the Social Security Act provide, with certain exceptions, that if a physician or member of the physician's immediate family has a "financial interest" in an entity (which may consist of either an ownership interest or a compensation arrangement), the physician is prohibited from making a referral to the entity for the provision of certain "designated health services" for which payment may be made by Medicare or Medicaid. Also, the entity is prohibited from billing the Medicare or Medicaid programs for designated health services rendered pursuant to a prohibited referral. Submission of a claim that a provider knows or should know is for services for which payment is prohibited under the Stark law could result in refunds of any amounts billed, civil money penalties of not more than $15,000 for each such service billed, and possible exclusion from the Medicare and Medicaid programs.

   The Company's healthcare operations, including its acquisitions of physician practices and relationships with physicians, potentially subject it to the Stark law (as well as to certain state anti-referral statutes, which may vary from the Stark law) and the Medicare and Medicaid anti-kickback provisions of the Social Security Act. These provisions are broadly worded and often vague, and the future interpretation of these provisions and their applicability to the Company's operations cannot be fully predicted with certainty. There can be no assurance that the Company will be able to arrange its acquisitions or business relationships so as to comply with these laws or that the Company's present or future operations will not be accused of violating, or be determined to have violated, such provisions. Any such result could have a material adverse effect on the Company.

   Additionally, business corporations such as the Company are generally not permitted under state law to practice medicine, exercise control over the medical judgments or decisions of physicians or engage in certain practices, such as fee splitting, with physicians. While the Company intends to structure its relationships with physicians to comply with these laws, there can be no assurance that regulatory authorities or other parties will not assert that the Company's relationship with physicians violates these laws.

   In addition, the Company, as an operator of healthcare facilities, is subject to various Federal, state and local environmental laws (including, among other laws, those regarding the disposal of medical wastes).


COMPETITION

   The healthcare industry is highly competitive. The Company expects that it will face increasing levels of competition with respect to its operations and the healthcare services it expects to provide. The Company will be competing with others who provide similar healthcare services, such as other long-term care facilities, regional hospitals, physician practice groups, home healthcare agencies, community-based service programs, retirement communities and convalescent centers. The Company also expects that it will have competition from new entrants in the rural healthcare services market. Moreover, in the implementation of the Company's growth strategy, the Company expects to face competition for acquisition opportunities. Some of the Company's present and potential competitors are significantly larger and have, or may have access to, greater financial and other resources than those of the Company.


   The Company competes with other facilities based on key competitive factors such as reputation for the quality and comprehensiveness of care provided; the commitment and expertise of staff; local physician and hospital support; marketing programs; charges for services; and the physical appearance, location and condition of facilities. The range of specialized services, together with the price charged for services, are also competitive factors in attracting patients from large referral sources. Conversely, because of the limits on rates charged for services performed and uniform cost reimbursement principles there is minimal price competition for Medicaid and Medicare patients. See "-- Revenue Sources and Reimbursement."

   The Company may also face opposition from other facilities, hospitals or healthcare companies when it initiates a CON project or seeks to acquire a CON or a facility covered by an existing CON. CON programs affect the opportunity to develop or acquire new facilities by creating a regulatory system that can be used by competitors to delay the implementation of growth strategies. CON laws, applicable in most of the states in which the Company's facilities are located, also currently restrict the number of facilities that can compete with the Company in such states.


EMPLOYEES

   As of December 31, 1996, the Company had 4,169 full-time and regular part-time employees, of which there were approximately 4,010 employees at the Company's owned, leased and managed long-term care facilities, including 944 nurses (421 of which are registered nurses). Three of the Company's facilities, encompassing approximately 233 employees, are covered by a collective bargaining agreement. The Company believes its relationship with its employees is generally satisfactory.

   Although the Company believes it is able to employ sufficient nurses and therapists to provide its services, a shortage of healthcare professional personnel in any of the geographic areas in which it operates could affect the Company's ability to recruit and retain qualified employees and could increase its operating costs. The Company competes with other healthcare providers for both professional and non-professional employees and with non-healthcare providers for non-professional employees.

INSURANCE

   Healthcare companies are subject to medical professional liability, personal injury and other liability claims that are customary risks inherent in the operation of healthcare facilities. The Company maintains property, liability and professional liability insurance policies in amounts and with such coverages and deductibles that are deemed appropriate by management, based upon historical claims, industry standards and the nature and risks of its business. The Company also requires that physicians practicing at its facilities carry medical professional liability insurance to cover their respective individual professional liabilities.

ITEM 2: PROPERTIES

   The executive offices of the Company occupy approximately 9,375 square feet in a modern office building in Naples, Florida under a lease expiring in August 1998. The Company believes that this office space is adequate for its present needs and is attempting to sublease part of the space which, in light of its management agreement with IHS, it no longer requires.

   The following table sets forth certain information with respect to the Company's current long-term care facilities;


                                                            1990 CENSUS
                    OWNED/                OCCUPANCY          POPULATION
                   LEASED/    NUMBER       RATE AT      ------------------------
 MARKET SERVED     MANAGED   OF BEDS   MARCH 31, 1997      TOWN        COUNTY
-------------------------------------------------------------------  ---------
Alabama
 Bessemer.......  Leased     81        94.1%            33,400      651,500
 Bessemer.......  Leased     69        94.3%            33,400      651,500
 Greensboro.....  Leased    102        92.8%             3,200       23,100
Colorado
 Canon City.....  Owned     157        83.1%            12,700       32,300
 Colorado
  Springs.......  Owned     132        75.9%           281,100      397,000
 Colorado
  Springs.......  Leased     49        76.1%           281,100      397,000
 Delta..........  Owned     100        77.3%             3,800       21,000
 Grand Junction.  Leased    116        83.5%            29,000       93,100
 Grand Junction.  Leased     82        91.1%            29,000       93,100
 Paonia.........  Leased     60        65.2%             1,400       21,000
Georgia
 College Park...  Leased    100        99.1%            20,000      118,000
 Dublin.........  Leased    130        98.7%            16,000       40,000
 Glenwood.......  Leased     62        90.1%             1,000        4,900
 Harbor City....  Managed    62        93.3%             3,000       42,000
 Macon..........  Leased    130        88.5%           107,000      150,000
 Marietta.......  Leased    109        93.9%            46,000      476,000
Iowa
 Clarinda.......  Leased    117        79.5%             5,100       16,900
 Council Bluffs.  Leased    110        72.0%            54,300       82,600
 Council Bluffs.  Leased     62        94.0%            54,300       82,600
 Glenwood.......  Leased    128       100.0%               500       13,200
 Glenwood.......  Leased     12       100.0%               500       13,200
 Mediapolis.....  Leased     66        97.2%             1,600       42,600
 Muscatine......  Leased    148        80.2%            22,900       39,900
 Toledo.........  Leased    117        57.4%             2,400       17,400
 Winterset......  Leased    118        88.6%             4,200       12,500
Kansas
 Arma...........  Leased     92        69.7%             1,600       35,600
 Ellinwood......  Leased     59        96.1%             2,400       29,400
 Smith Center...  Leased     75        85.1%             2,000        5,100
 Topeka.........  Leased     46       -0-              119,900      161,000
 Topeka.........  Leased     50        98.2%           119,900      161,000
 Topeka.........  Leased     79        80.4%           119,900      161,000
Louisiana
 Luling.........  Leased    117        82.7%             3,000       42,400
Missouri
 Oak Grove......  Leased     90        97.2%             4,600      633,200
 Tarkio.........  Leased     95        78.1%             2,200        7,500
Nebraska
 Ainsworth......  Owned      50        98.6%             1,900        3,700
 Ashland........  Owned     101        87.2%             2,100       18,300
 Blue Hill......  Owned      68        66.9%               800        4,300



                                                            1990 CENSUS
                    OWNED/                OCCUPANCY          POPULATION
                   LEASED/    NUMBER       RATE AT     -------------------------
 MARKET SERVED     MANAGED   OF BEDS   MARCH 31, 1997     TOWN          COUNTY
--------------------------------------------------------------------  ---------


 Campbell.......  Leased     49       88.8%                400         4,000
 Central City...  Owned      70       76.0%              2,900         8,000
 Columbus.......  Owned      48       99.1%             19,500        55,500
 Edgar..........  Owned      54       97.1%                600         7,000
 Exeter.........  Owned      59       64.6%                700         7,100
 Grand Island...  Leased     81       76.6%             39,400        48,900
 Gretna.........  Owned      63       97.8%              2,200       102,600
 Lyons..........  Owned      84       81.9%              1,100         7,900
 Milford........  Owned      66       78.2%              1,900        15,400
 Palmer.........  Owned      39       85.1%                400         8,000
 Sutherland.....  Owned      61       95.6%              1,000        32,500
 Utica..........  Owned      41       76.5%                700        15,400
 Waverly........  Owned      50       98.7%              1,900       213,600
Texas
 Sycamore.......  Managed    48       83.2%            470,000     1,400,000
Wyoming
 Laramie........  Leased    144       82.1%             26,700        30,800
 Saratoga.......  Leased     52       89.4%              2,000        16,700
 Worland........  Leased    100       86.3%              5,700         8,400



   In addition, the Company operates, in owned premises, a 22-bed hospital, two physician practices and a home healthcare agency in Georgiana, Alabama (town population, 2,000; county population, 21,900); two outpatient head trauma rehabilitation units in Bangor, Maine (town population, 33,100; county population, 146,600) and in Lewiston, Maine (town population, 39,757; county population, 105,259); and a certified rural healthcare clinic in Arcadia, Florida (town population, 6,600; county population, 26,300).

   To date, the Company's major acquisitions have been financed principally through mortgage and lease financing by Health and Retirement Properties Trust ("HRPT"). The Company has granted to HRPT an option to purchase all of the capital stock of the Company's subsidiaries which own the 17 facilities subject to HRPT mortgages. See Note 6 of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this Report. Of the Company's 35 leased long-term care facilities (one of which is a capital lease), 30 are under leases with HRPT for terms expiring on December 31, 2010, with options entitling the Company to extend each lease, on a premises by premises basis, for two additional consecutive periods of 6 and 13 years. The Company's three long-term care facilities in Alabama are under leases for terms expiring June 30, 2007, with options entitling the Company to extend each lease, on a premises by premises basis, for an additional period of five years. The remaining lease (in Campbell, Nebraska) expires on February 1, 2006. See Note 7 of the Notes to the Company's Consolidated Financial Statements contained elsewhere in this Report.


ITEM 3: LEGAL PROCEEDINGS

   From time to time, the Company is party to certain claims and legal proceedings which arise in the ordinary course of business. Currently, there are no claims or legal proceedings which, in the opinion of the Company, would have a material adverse effect on the Company's financial position or results of operation.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.

EXECUTIVE OFFICERS

   The executive officers of the Company are:

   Deborah A. Lau  joined the  Company as  Executive  Vice  President  and Chief
Operating Officer in October 1995 and became President and Chief Executive Officer of the Company on April 4, 1997. From March 1989 until she joined the Company, Ms. Lau served in various capacities with IHS, serving as Vice President of Financial Operations from January 1995, Vice President Healthcare Controller from November 1993 to December 1994 and Regional Vice President from March 1989 to November 1993. Prior thereto, Ms. Lau served as Assistant Controller at Continental Medical Systems. Ms. Lau received a B.S. degree in Accounting and Business Administration from Towson State University.

   William J. Krystopowicz joined the Company in July 1993, serving as interim President until February 1994, since which time he has been Executive Vice President. Mr. Krystopowicz also served as the Company's Chief Financial Officer from February 1994 until June 1995. Prior to joining the Company, Mr. Krystopowicz served as IHS's Senior Vice President of Financial Services from August 1988 and Vice President -- Controller from June 1986 to July 1988. From July 1985 until he joined IHS, Mr. Krystopowicz was Director of Finance and Reimbursement of Genesis Health Ventures, Inc., a long-term care operator. Mr. Krystopowicz received a B.S. degree in Accounting from LaSalle University.

   Officers are elected by the Board of Directors and may be removed at any time by the Board. The officers of the Company are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of the stockholders, and hold their respective offices until their successors are duly elected and qualified.

                                   PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

   The Company's Common Stock was initially offered to the public on August 9, 1995 and has been traded, since that date, on the Nasdaq Stock Market's National Market under the symbol "CCAI." The following table sets forth the high and low sale prices for the Common Stock as reported by Nasdaq for the periods indicated.


                                               HIGH     LOW
                                              ------  ------
        Fiscal 1995:
          Third Quarter (from August 9).....  $ 14    $ 9 3/4
          Fourth Quarter................... . 14 5/8    9 3/4

                                               HIGH      LOW
                                              -------- --------
        Fiscal 1996:
          First Quarter ....................  $15 1/2  $ 9
          Second Quarter....................   13 5/8    9 1/4
          Third Quarter.....................   12 3/8    6
          Fourth Quarter....................    8 1/8    3 1/2



   As of March 31, 1997, the Company had approximately 75 stockholders of record (which does not include stockholders whose shares are held in "street name" by brokers, depositaries or nominees).

   The Company has never paid cash dividends on the Common Stock and does not anticipate paying cash dividends in the foreseeable future, but intends instead to retain any future earnings for reinvestment in its business. The Company's $15.0 million bank revolving credit facility prohibits the payment of cash dividends on the Common Stock, and each of the Company's leases for its long-term care facilities contain provisions that may limit the amount of cash dividends that the Company may pay. Any future determination to pay cash dividends will be at the discretion of the Board of Directors and will be dependent upon the Company's financial condition, results of operations, capital requirements, the terms of the Company's debt instruments and leases then in effect and such other factors as the Board of Directors deems relevant.


ITEM 6: SELECTED FINANCIAL DATA

   The selected consolidated financial data for CCA set forth below as of December 31, 1995 and 1996 and for each of the years in the three year period ended December 31, 1996 have been derived from the consolidated financial statements of the Company, which have been audited by KMPG Peat Marwick LLP, independent certified public accountants, included elsewhere in this Report. The selected consolidated financial data presented below for MeritWest, the Company's predecessor, as of June 30, 1992 and 1993 and for each of the years then ended have been derived from the consolidated financial statements of MeritWest, which have been audited by Arthur Andersen LLP, independent public accountants. The selected consolidated financial data set forth below for MeritWest for the period from July 1, 1993 to December 30, 1993 (the date of acquisition by the Company) have been derived from the consolidated financial statements of MeritWest for such period, which have been audited by KPMG Peat Marwick LLP, independent certified public accountants. The following tables should be read in conjunction with the Company's Consolidated Financial Statements, the related Notes to such financial statements and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Report.

                     SELECTED CONSOLIDATED FINANCIAL DATA
                   (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                          PREDECESSOR COMPANY(1)                          CCA(2)
                                                      ------------------------------------  ----------------------------------
                                                                               PERIOD        PERIOD
                                                                                FROM          FROM
                                                                               JULY 1,      INCEPTION
                                                      YEARS ENDED JUNE 30,    TO DEC. 30,   TO DEC. 31,    YEARS ENDED DEC. 31,
                                                     ----------------------                               ----------------------
                                                       1992         1993        1993          1993    1994        1995      1996
                                                      ------       ------      ------        ------  ------      ------    ------
STATEMENT OF OPERATIONS DATA:
Total revenues.....................................   $53,905    $57,103   $29,431       $   --        $57,492   $94,178   $127,512
Facility operating expenses........................    45,113     46,069    26,638           --         46,035    73,693    111,171
Corporate administrative and general expenses .....     2,137      2,455     1,332          914          2,935     4,765      5,226
Rent...............................................        --         --        --           --          3,806     6,404      8,999
Depreciation and amortization......................     3,585      3,587     1,657           --          1,465     2,033      3,021
Interest, net......................................     5,064      4,616     2,453           --          2,857     3,795      5,337
Loss on impairment of investments and other
non-recurring charges(3)...........................        --         --        --           --             --        --     22,128
                                                       ---------- --------- ------------- ------------- --------- --------- --------
Operating income (loss)............................    (1,994)       376    (2,649)        (914)           394     3,488    (28,370)
Non-operating losses, net..........................      (508)        (3)     (193)          --             --        --         --
                                                       ---------- --------- ------------- ------------- --------- --------- --------
Earnings (loss) before income taxes and
 extraordinary charge..............................    (2,502)       373    (2,842)        (914)           394     3,488    (28,370)
Income taxes.......................................        --         33        19           --             --     1,047    (9,465)
                                                       ---------- --------- ------------- ------------- --------- --------- --------
Earnings (loss) before extraordinary charge .......    (2,502)       340    (2,861)        (914)           394     2,441    (18,905)
Extraordinary charge(4)............................        --         --      (173)          --             --      (992)        --
                                                       ---------- --------- ------------- ------------- --------- --------- --------
Net earnings (loss)................................   $(2,502)   $   340   $(3,034)        (914)           394     1,449   $(18,905)
                                                       ========== ========= =============
Dividends-preferred stock(5).......................                                          --           (653)     (408)        --
                                                                                          ------------- --------- --------- --------
Net earnings (loss) applicable to common stock ....                                      $ (914)       $  (259)  $ 1,041    (18,905)
                                                                                          ============= ========= ========= ========
Per common share:
 Earnings (loss) before extraordinary charge.......                                      $(0.52)       $ (0.13)  $   .42   $  (2.56)
 Extraordinary charge..............................                                          --             --      (.20)        --
                                                                                          ------------- --------- --------- --------
 Net earnings (loss)...............................                                      $(0.52)       $ (0.13)  $   .22   $  (2.56)
                                                                                          ============= ========= ========= ========
Weighted average number of common and common
 equivalent shares outstanding.....................                                       1,755          2,041     4,840      7,385
                                                                                          ============= ========= ========= ========

                                                               PREDECESSOR
                                                               COMPANY(1)                        CCA(2)
                                                          -------------------- -----------------------------------------
                                                                JUNE 30,                      DECEMBER 31,
                                                          -------------------- -----------------------------------------
                                                             1992       1993      1993      1994     1995       1996
                                                          ---------- --------- ---------- -------- -------- ------------
BALANCE SHEET DATA:
Working capital (deficit)...............................  $(1,170)   $  (223)  $(3,444)   $ 2,276  $ 4,488  $(10,952)
Total assets............................................   54,867     54,328    59,541     62,375   93,290   102,119
Long-term debt, including current portion...............   57,068     56,628    26,600     33,086   35,665    60,371
Redeemable preferred stock and common stock subject to
repurchase..............................................       --         --     5,536      5,908    2,181        --
Shareholders' equity (deficit)..........................   (8,487)    (8,147)    3,910      4,745   31,241    16,003

----------
   (1) Effective December 30, 1993, the Company acquired all of the outstanding common stock of the Predecessor Company, MeritWest. During the year ended June 30, 1993, MeritWest operated 30 long-term care facilities, one of which was sold to Integrated Health Services, Inc. and another of which was sold to the prior manager of the facility in connection with the MeritWest Transaction. Accordingly, the Company's operations for the year ended December 31, 1994 include only 28 of the 30 facilities operated by MeritWest prior to December 30, 1993.

   (2) The Company had no significant operations prior to the MeritWest Transaction. The Company believes that results of operations and financial positions of the Company and MeritWest, and of the Company's period-to-period results, are not comparable because (a) while MeritWest financed its facilities through mortgages under which it paid interest, the Company refinanced the facilities utilizing a combination of mortgage and lease financing under which it pays interest and rent at rates determined at the time of the refinancing which varied from the rates applicable to MeritWest's debt; (b) MeritWest and the Company had significantly different capital structures; (c) the financial statements of the Company reflect a new basis of accounting for the acquisition of MeritWest and the related depreciation and amortization on such new basis; (d) two facilities operated by MeritWest, which contributed revenues of approximately $8.8 million and contribution margin (operating income before fixed charges and corporate administrative and general expenses) of approximately $1.7 million during the 12-month period immediately prior to the MeritWest Transaction, were not acquired by the Company; (e) during the year ended December 31, 1994, the Company made substantial improvements to, and operational changes in, the former MeritWest facilities and obtained Medicare certification for the 19 MeritWest facilities which were not previously certified for participation in the Medicare program; (f) the Company's operations are managed directly by employees of the Company, while the facilities of MeritWest were managed for MeritWest by a management company which had an equity interest in MeritWest and earned management fees of $2.4 million for the year ended June 30, 1993; and (g) MeritWest's fiscal year ended on June 30 (the latest of which ended six months prior to the MeritWest Transaction) while the Company's fiscal year ends on December 31.

   (3) See note 12 of Notes to Consolidated Financial Statements.

   (4) See note 15 of Notes to Consolidated Financial Statements.

   (5) Neither the Company nor MeritWest declared any common stock dividends during the periods presented.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

General

   The Company began operations in December 1993 with its acquisition of the business of MeritWest, Inc. and subsequently consummated a series of acquisitions and entered into various lease and management agreements, which transactions are discussed in Note 2 of the Company's Notes to the Consolidated Financial Statements. As of March 31, 1997, the Company owned, leased or managed an aggregate of 54 licensed long-term care facilities, one 22-bed rural hospital, two physician practices, two primary care clinics, one rural healthcare clinic, one outpatient rehabilitation center, one child day care center, a home healthcare agency and 115 assisted living units within six of the communities which the Company serves.

   The following table shows, for the periods indicated, certain items from the Company's and MeritWest's Consolidated Statements of Operations, expressed as a percentage of total revenues:

                                                          YEARS ENDED DECEMBER 31,
                                                        ----------------------------
                                                          1994     1995      1996
                                                        -------- -------- ----------
Total revenues........................................  100.0%   100.0%   100.0%
Facility operating expenses...........................   80.1     78.2     87.2
Corporate administrative and general expenses ........    5.1      5.1      4.1
Rent..................................................    6.6      6.8      7.0
Depreciation and amortization.........................    2.5      2.2      2.4
Interest, net.........................................    5.0      4.0      4.2
Non-recurring charges.................................     --       --     17.3
                                                        -------- -------- ----------
Earnings (loss) before income taxes and extraordinary
charge................................................    0.7      3.7    (22.2)
Income taxes..........................................     --      1.1      7.4
                                                        -------- -------- ----------
Earnings (loss) before extraordinary charge ..........    0.7      2.6    (14.8)
Extraordinary charge..................................     --     (1.1)      --
                                                        -------- -------- ----------
Net earnings (loss)...................................    0.7%     1.5%   (14.8)%
                                                        ======== ======== ==========


Summary of Write-offs and Non-recurring Charges

   As previously announced, the Company recorded $19.2 million and $10.7 million of write-offs in the second and fourth quarters of 1996, respectively, for a total year-end pre-tax adjustment of $29.9 million. The following is a summary of these charges (in millions):



Termination of the Sandy River management contract:
 Loss on investment in purchase option deposit and transaction costs..................  $ 5.4
 Write-off of receivables and other exit costs........................................    4.2
                                                                                        --------
                                                                                          9.6
Closure of physician practices, primary care clinics, adult day care centers, and facility shutdowns:
 Impairment of long-lived assets related to Toledo and Aurora facilities..............    1.5
 Investment, asset and receivable write-downs for the physician practices, primary
  care clinics and adult day care programs............................................    4.0
 Exit costs, employee termination costs and other operating closing costs.............    4.1
                                                                                        --------
                                                                                          9.6
                                                                                        --------
Total Second Quarter charges..........................................................   19.2
Termination of proposed Memorial Health Group acquisition
 Loss on investment...................................................................    3.9
 Asset write-offs and other exit costs................................................     .5
                                                                                        --------
                                                                                          4.4
Terminated debt and equity offering costs.............................................    1.6
Contractual allowance and other revenue adjustments...................................    1.9
Other financing write-offs, balance sheet adjustments and revisions to second
 quarter estimates....................................................................    2.8
                                                                                        --------
Total Fourth Quarter charges..........................................................   10.7
                                                                                        --------
Total 1996 Write-offs and Charges.....................................................  $29.9

   The charges were classified in the statements of operations as adjustments to the following line items:

Revenue reduction.....................................................................  $ 1.9
Operating expense increase............................................................    5.9
Loss from impairment of investments and other non-recurring charges (see
note 12 of Notes to Consolidated Financial Statements)................................   22.1
                                                                                       --------
                                                                                        $29.9

   The $5.9 million operating expense increase relates to the bad debt allowance adjustment and operating and certain closure costs associated with the discontinued clinics, physician practices and day care programs. Also included in such operating charges are the write down of costs associated with developing higher acuity programs and the write-off of costs associated with the termination of employment of the Chief Executive Officer during 1996 and Chief Operating Officer during 1995.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   Revenues prior to the $1.9 million adjustment to revenue referred to above which related to a change in the allowance for contractual adjustments for certain third party receivables, increased $35.2 million, or 37.4%, to $129.4 million in 1996 from $94.2 million in 1995. This growth was attributable to acquisitions and increases in revenues per patient day and management fee revenue. Revenues, in 1996 included $17.3 million related to 6 long term care facilities, one hospital and a physician practice acquired in 1996 and the operation of 17 long term care facilities and a head trauma unit acquired in 1995 contributed $15.7 million more to 1996 revenues than they did from their respective dates of acquisitions through December 31, 1995. Management fees were $3.4 million in 1996 as compared to $1.3 million in 1995. Long-term care facilities accounted for 87.0% of total revenues in 1996, a decrease from 93.2% in 1995. The decrease was primarily the result of revenues totaling $4.4 million, or 3.4% of total revenues from Smith Hospital (acquired on April 29, 1996 and sold on December 31, 1996); $1.6 million, or 1.2% of total revenues from Maine Head Trauma Center; and $.5 million, or .4% of total revenues from Family Medical Center.

   Net operating revenues per patient day for long-term and assisted living facilities increased 8.0% to $91.18 in 1996 from $84.42 in 1995, resulting from an increased proportion of higher acuity patients. Medicare days increased 20.9% to 61,291 in 1996 from 50,670 in 1995 as a result of operations acquired in 1995 and 1996. Occupancy rates were 85.8% in 1996 compared to 87.4% in 1995. Patient days increased to 1,234,518, or by 18.4%, in 1996 from 1,042,692 in 1995, primarily due to the facilities acquired subsequent to December 31, 1995 and the inclusion for a full year in 1996 of operations acquired at various times during 1995.

   Facility operating expenses increased by $37.5 million, or 50.9%, to $111.2 million in 1996 from $73.7 million in 1995 and increased as a percent of revenues to 87.2% in 1996 from 78.2% in 1995. The increase from 1995 includes $5.9 million, or 8.0%, resulting from write-offs and charges incurred in the second and fourth quarters related to operating expenses, as discussed previously. The remaining increase resulted primarily from a full year impact ($16 million) of operations acquired in 1995 as well as the impact of operations acquired in 1996 ($14.1 million). The payroll related component of facility operating expenses increased by $17.8 million, or 36.2%, to $67.0 million from $49.2 million in 1995, primarily relating to acquisitions.

   Corporate administrative and general expenses increased by $461, or 9.7%, to $5.2 million in 1996 from $4.8 million in 1995. Corporate administrative and general expenses as a percent of revenues were 4.1% in 1996 as compared to 5.1% in 1995. The percentage decrease was primarily the result of increased revenue related to acquisitions in 1996.

   The Company has engaged  Integrated  Health  Services,  Inc.  ("IHS") under a management agreement to assist in the provision of certain financial, accounting, MIS, reimbursement and ancillary services for a term of five years commencing on January 1, 1997. The Company believes that this will provide access to more sophisticated and responsive systems at a lower cost enabling the Company to reduce its overhead. The management agreement provides for IHS to receive a maximum of (subject to possible increase to 2.5% by mutual agreement following a review by IHS) 2% of the Company's gross revenues for its services.

   Rent expense increased by $2.6 million or 40.5%, to $9.0 million in 1996 from $6.4 million in 1995. The dollar increase was due primarily due to additional rental costs associated with the inclusion of 5 additional operating leases acquired during 1996, 17 facilities acquired during 1995 for which a full year's lease expense was incurred in 1996, and an increase of $549,000 in additional rental costs resulting from landlord financed renovations at certain leased facilities.

   Depreciation and amortization expenses increased by $988, or 48.6%, to $3.0 million in 1996 from $2.0 million in 1995 and increased to 2.4% of revenues in 1996 from 2.2% of revenues in 1995. The increase was primarily the result of 1995 and 1996 acquisitions and renovations of certain owned facilities.

   Net interest expense increased by $1.5 million, or 40.6%, to $5.3 million in 1996 from $3.8 million in 1995. Net interest expense as a percent of revenues increased to 4.2% in 1996 from 4.0% in 1995. The dollar increase was primarily due to the increase in debt obligations during the year, primarily relating to acquisitions and the $10.0 million loan from HRPT (see note 6 of Notes to Financial Statements), to $60.4 million at December 31, 1996 from $35.7 million at December 31, 1995. The percentage increase was the result of the increase in debt obligations offset, in part, by an increase in revenues.

   Federal and state income taxes were a $9.5 million benefit in 1996 related entirely to deferred taxes. Federal and state income taxes were $1.0 million in 1995 after utilization of $260,000 of net operating loss carryforwards which resulted in an estimated annualized effective tax rate of 30%.

   Earnings before income taxes and before the impact of the second and fourth quarter 1996 write-offs and non-recurring charges of $29.9 million discussed above, were $1.5 million as compared to $3.5 million in 1995. After the impact of the non-recurring charges, the net loss applicable to common stock for the year ended December 31, 1996 was $18.9 million or $2.56 per share compared to net earnings applicable to common stock of $1.0 million or $0.22 per share for the year ended December 31, 1995. Weighted average shares outstanding for 1996 increased to 7,384,697 from 4,840,457 in 1995.

Year Ended December 31, 1995 Compared to Year Ended December 31, 1994

   Revenues increased by $36.7 million, or 63.8%, to $94.2 million in 1995 from $57.5 million in 1994. This growth was attributable to acquisitions, an increase in revenues per patient day, an increase in management fees and an increase in revenues from the Company's expanded network services, other than long-term care facilities, including primary care clinics, adult day care, hospital and home healthcare operations. Revenues included in 1995 from operations acquired subsequent to December 31, 1994 approximated $28.1 million. Management fees were $1.3 million in 1995 (of which $487,000 represents the portion of the management fee that is subordinated to certain obligations of the facilities and which was earned but unpaid at December 31, 1995 because cash flows from the facilities being managed have been insufficient to pay the subordinated portion of the management fees) compared to $126,000 in 1994. Long-term care facilities accounted for 93.2% of total revenues in 1995, a decrease from 97.7% in 1994. The Company expects the proportion of revenues from long-term care facilities to continue to decline as it further establishes its networks to provide an expanded range of services in its communities. In connection with a litigation brought by the Company to recover depreciation recapture of Medicaid revenues related to the MeritWest Transaction, a court awarded the Company $1.0 million. The Company recorded revenues of $600,000 in the fourth quarter of 1995, representing the portion of the court-awarded refund which the Company believes to be the minimum probable outcome. This award has been appealed. The ultimate outcome of this matter may result in additional revenue being recognized or in a reversal of some or all of the amount recorded.

   Net operating revenues per patient day for long-term care and assisted living facilities increased 10.2% to $84.42 in 1995 from $76.63 in 1994, primarily resulting from increased Medicare occupancy and an increased proportion of higher acuity patients. Medicare days increased 18.2% to 50,670 in 1995 from 42,875 in 1994 as a result of operations acquired subsequent to December 31, 1994 and the certification of 19 additional facilities into the Medicare program during the second and third quarters of 1994. Occupancy rates were 87.4% in 1995 compared to 88.5% in 1994. This decrease resulted from a lower occupancy percentage for those operations acquired subsequent to December 31, 1994. Patient days increased to 1,042,692, or 39.0%, in 1995 from 750,168 in 1994, primarily due to the facilities acquired subsequent to December 31, 1994.

   Facility operating expenses increased by $27.7 million, or 60.2%, to $73.7 million in 1995 from $46.0 million in 1994, but decreased as a percent of revenues to 78.2% in 1995 from 80.1% in 1994. The percentage decrease resulted from higher margins derived from the higher acuity patients and the increase in operations other than long-term care. Facility operating expenses from operations acquired subsequent to December 31, 1994 were approximately $23.0 million in 1995. The payroll related component of facility operating expenses increased by $21.1 million, or 75.1%, to $49.2 million from $28.1 million in 1994, primarily as a result of an increased proportion of higher acuity patients and an increased level of rehabilitation and ancillary long-term care services provided.

   Corporate administrative and general expenses increased by $1.8 million, or 62.4%, to $4.8 million in 1995 from $2.9 million (including start-up costs) in 1994. Corporate administrative and general expenses as a percent of revenues were 5.1% in both 1995 and 1994. The dollar increase was primarily due to staffing increases related to the Company's expansion and, to some extent, wage increases.

   Rent expense increased by $2.6 million, or 68.3%, to $6.4 million in 1995 from $3.8 million in 1994. Rent expense as a percent of revenues increased to 6.8% in 1995 from 6.6% in 1994. The dollar increase was primarily due to $1.9 million of additional rental costs resulting from inclusion of 14 additional leased facilities and $235,000 of additional rental costs resulting from landlord financed renovations at certain leased facilities.

   Depreciation and amortization expenses increased by $568,000, or 38.8%, to $2.0 million in 1995 from $1.5 million in 1994, but decreased to 2.2% of revenues in 1995 from 2.5% of revenues in 1994. The dollar increase was due to a $306,000 increase related to facilities acquired subsequent to December 31, 1994 and to renovations of certain owned facilities. The percentage decrease was due to a higher percentage of leased facilities to total facilities in 1995 than in 1994.

   Net interest expense increased by $938,000, or 32.8%, to $3.8 million (net of interest income of $96,000) in 1995 from $2.8 million (net of $63,000 of interest income) in 1994. Net interest expense as a percent of revenues decreased to 4.0% in 1995 from 5.0% in 1994. The dollar increase was primarily due to the indebtedness incurred for the renovation of certain owned facilities. The percentage decrease was due to a lower percentage of owned facilities to total facilities in 1995 than in 1994.

   Federal and state income taxes were $1.0 million in 1995. The utilization of net operating loss carryforwards of $260,000 in 1995 resulted in estimated annualized effective rate of approximately 30% for 1995. In 1994, there was no provision for income taxes as the provision was offset by net operating loss carry forwards of approximately $150,000.

   Net earnings before extraordinary charge increased $2.0 million to $2.4 million in 1995 from $394,000 in 1994. Net earnings applicable to common stock was $1.0 million, or $.22 per share in 1995. This compares to a loss of $259,000 or $.13 per share for 1994.

   The early extinguishment of $15.4 million of long-term debt (resulting from the application of a portion of the proceeds from the Company's initial public offering and the repayment of certain indebtedness with borrowings from the Company's revolving credit facility) resulted in extraordinary charges to earnings totaling $992,000, net of income tax benefit of $404,000 in 1995. The extraordinary charge was comprised of $683,000 of unamortized debt placement costs and $713,000 of prepayment penalties and charges.

SEASONALITY

   The admittance of patients to long-term care facilities and demand for certain of the Company's other core services tends to be lower during the Thanksgiving through January period. Accordingly, revenues and earnings are generally lower in the Company's fourth fiscal quarter and, to a lesser degree, in its first fiscal quarter.

INFLATION

   The Company's business may be affected by increases in the cost of labor, food and medical and other supplies. To date, inflation has not had a material effect on the Company's operations. The Company cannot predict its ability to recover increases in operating costs.

LIQUIDITY AND CAPITAL RESOURCES

General

   To date, the Company's principal sources of cash have been from financing activities. Based upon the operations of the Company, management believes that available cash and funds generated from operations, as well as revolving credit facilities, the refund of the HRPT deposit, and the renegotiation of payment terms with Daiwa, Sandy River and IHS (see note 13 of the Notes to the Consolidated Financial Statements) will be sufficient to enable the Company to satisfy its capital expenditure and working capital requirements for its current operations for at least the next year. The Company will seek to satisfy its capital requirements for internal growth and acquisition activities through borrowings from commercial lenders, seller-financed debt, financing obtained from sale-leaseback transactions with real estate investment trusts, the public and private equity, debt capital markets and proceeds from the sale of discontinued operations and, to the extent available, internally generated cash from operations. On a longer term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from securing refinancings with existing or new commercial lenders. Management has also engaged Smith Barney, as financial advisor, to review interest from potential acquirers, joint venture partners and other sources of capital infusion. There can be no assurance that any necessary funds will be available to the Company or, if available, the terms thereof.

   At December 31, 1996, the Company had a working capital deficiency of $11.0 million, compared with positive working capital of $4.5 million at December 31, 1995.

   Net cash used in operating activities in 1996 was $2.4 million compared to $3.0 million provided by operating activities in 1995. Net cash used in operating activities in 1996 resulted from the Company's net loss ($18.9 million) and non-cash charges for depreciation and amortization ($3.4 million) and the loss on impairment of investments and other non-recurring charges ($22.1 million), offset by non-cash credit for the deferred income tax benefit ($9.5 million).

   Net accounts receivable (patients accounts receivable, third-party payor settlements receivable and other receivables) were $16.4 million at December 31, 1996, compared with $12.9 million at December 31, 1995. The $3.5 million increase was primarily attributable to the inclusion of $2.9 million of accounts receivable of operations acquired subsequent to December 31, 1995. The number of days average net revenues in net receivables was 47.0 at December 31, 1996, compared to 50.1 at December 31, 1995. The decrease from 1995 to 1996 resulted primarily from the total revenue increase from 1995 to 1996, as compared to the total accounts receivable increase during the same period. Medicare reimbursements are typically received 90 to 100 days in arrears. The Company anticipates that its number of days average net revenues in net receivables will fluctuate in the future, and will depend, in large part, on the mix of revenues, as well as the timing of payments by private, third-party, and governmental payors.

   The allowance for doubtful accounts and contractual adjustments as a percentage of account receivables was 22.8% at December 31, 1996, compared to 13.3% at December 31, 1995. This increase is primarily attributable to adverse settlements or related notices from third-party payor intermediaries, the closure of facilities and programs discussed previously and 1996 acquisitions.

   Net cash used in investing activities was $18.2 million in 1996 primarily for
property,   plant  and  equipment   additions  of  $12.1  million  and  business
acquisitions of $6.1 million.

   Net cash provided by financing activities was $19.9 million in 1996. Net cash provided by financing activities in 1996 resulted from the receipt of proceeds from the Company's long term debt borrowings ($41.9 million), offset by the use of $2.4 million to pay transaction costs associated with borrowings and debt repayments of $19.8 million.

   At December 31, 1996, the Company had total debt outstanding of $60.4 million, of which $43.4 million bears interest at fixed rates, primarily ranging from 7.0% to 15.1%. The Company's remaining debt is drawn under its $15.0 million revolving credit facility with Daiwa Securities of America, Inc. ("Daiwa") entered into in December 1996, and its $5.0 million revolving credit facility with IHS entered into in December 1996, both of which are discussed below.

   To date, the Company's major acquisitions have been financed principally through mortgage and lease financing by Health and Retirement Properties Trust. At December 31, 1996, the Company was obligated to Health and Retirement Properties Trust ("HRPT") under installment notes with respect to 17 facilities having an outstanding aggregate principal balance of approximately $36.4 million and as a tenant under three master leases covering 30 facilities having an aggregate minimum rent of approximately $197 million (subject to increase) during the remainder of their initial terms and first renewal period. The Company was required to pay $5.7 million of refundable deposits under these leases. In accordance with a waiver and amendment agreement dated April 14, 1997, CCA is required to pay a financing fee of $870,000, maintain a deposit balance of $1.5 million and utilize the remaining deposits, net of payments in arrears, up to 50% of the monthly lease expense, not to exceed a total deposit return of approximately $4.1 million. In connection therewith, IHS guaranteed $10.0 million of obligations to HRPT. See Note 13 to the Notes to the Company's Consolidated Financial Statements. The master leases require the Company to maintain consolidated tangible net worth of at least $5.0 million and a current ratio (ratio of current assets to current liabilities) of at least one to one. At December 31, 1996, the Company was in default with these financial covenants but has obtained the necessary waivers of these covenants from HRPT through February 1998. Certain debt instruments with HRPT (aggregating approximately $19.5 million in principal amount) have been modified to provide that interest only will be payable until July 31, 1998, at which time principal will again become payable, with interest, in installments. The notes and leases contain cross default provisions, such that a default under any note or lease would entitle HRPT to accelerate payment of all of such notes and terminate all of such leases (and, subject to mitigation of damages, to receive future rents).

   Included in the installment notes is $10.0 million which the Company borrowed from HRPT pursuant to an 11% promissory note ("the HRPT Note") on April 4, 1996, to provide additional renovation and acquisition funding and general working capital. No principal payments are required until the maturity date of December 31, 2008 with interest payments made monthly. However, this loan, together with a $2.6 million prepayment premium, must be prepaid from the first proceeds of certain equity or debt (or any combination thereof) issued by the Company after August 30, 1996. The HRPT Note is secured by all of the collateral security which secure the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT. As a result of closing this loan, the Company increased the security deposit held by HRPT for all obligations by $550,000.

   On December 27, 1996, the Company entered into a Healthcare Receivables Purchase and Transfer Agreement with Daiwa providing for a 36 month revolving credit facility pursuant to which the Company may borrow from time to time up to $15.0 million, subject to a borrowing base formula. The Loan Agreement is secured by all patient and third-party settlement receivables. This facility replaces, and the proceeds from the line of credit were used to repay, a $15.0 million revolving credit facility with NationsBank of Florida, N.A., of which $14.5 million was outstanding on December 27, 1996. As of December 31, 1996, Daiwa advanced the Company approximately $4.8 million in excess of the borrowing base. In accordance with a waiver and amendment agreement dated April 14, 1997 the Company is required to pay such amount in monthly installments of $300,000. The $4.8 million has been guaranteed by IHS. In connection therewith, the Company issued a five year warrant to Daiwa to purchase 1,787,568 shares of Common Stock (subject to reduction as $300,000 payments are made) at an initial price of $2.25 per share (subject to adjustment in certain circumstances). See
Note 13 to the Notes to the Company's Consolidated Financial Statements. The remaining outstanding loan will mature on December 27, 1999. Each amount advanced is to bear interest at a rate equal to the LIBO Rate at the time of the revolving advance plus 2.00% per annum. The Company's interest rate at December 31, 1996 was 7.9065%.

   Additionally, the Company entered into a subordinated revolving credit agreement with IHS Financial Holdings, Inc., a subsidiary of IHS, pursuant to which, as of December 27, 1996, the Company may borrow up to $5.0 million for additional working capital until December 27, 1998. Borrowings under this line of credit are to bear interest at a rate equal to the annual rate set forth in IHS's revolving credit agreement with Citibank, N.A. plus 2% per annum. The Company's interest rate at December 31, 1996 was 10.25% per annum. In connection therewith, the Company issued warrants to purchase an aggregate of 752,182 shares of the Company's Common Stock, one-half of which are exercisable at $3.22 per share (the average of the high and low trading price of the Company's Common Stock on January 14 and 15, 1997) for a two-year period and the remaining one-half of which are exercisable at $6.44 per share for a five-year period. The Company has granted IHS registration rights relating to the shares underlying the warrants. In connection with certain guarantees issued by IHS to HRPT and Daiwa of obligations of the Company on April 14, 1997, the Company issued a warrant to IHS to purchase 379,900 shares of Common Stock at $1.937 per share. See Notes 13 and 14 of the Notes to the Company's Consolidated Financial Statements.

   In addition to borrowings, the liquidity of the Company is dependent on the timing of payments by governmental and private third-party payors. The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its costs. Continued efforts by governmental and third-party payors to contain or reduce the acceleration of costs, as well as any significant increase in the Company's proportion of Medicare and Medicaid patients, could adversely affect the Company's liquidity and results of operations.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   The following financial statements are annexed to this Report starting at page F-2:

   Consolidated Balance Sheets as of December 31, 1995 and 1996

   Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996

   Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1995 and 1996

   Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and 1996

   Notes to Consolidated Financial Statements

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   Not applicable

                                   PART III

   The information called for by Part III (Items 10, 11, 12 and 13) of Form 10-K (except information as to the Company's executive officers, which information follows Item 4 in this Report) is incorporated herein by reference to such information which will be contained in the Company's definitive Proxy Statement to be used in connection with the Company's 1997 Annual Meeting, which Proxy Statement will be filed pursuant to Regulation 14A under the Securities Exchange Act of 1934, or in an amendment to this Report, which Proxy Statement or amendment will be filed within 120 days following the end of the year covered by this Report.

                                   PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) (1) Financial Statements

                        INDEX TO FINANCIAL STATEMENTS

                                                                                           PAGE
                                                                                          --------
COMMUNITY CARE OF AMERICA, INC.
 Independent Auditors' Report.............................................................  F-1
 Consolidated Balance Sheets as of December 31, 1995 and 1996.............................  F-2
 Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and
  1996....................................................................................  F-3
 Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994,
  1995 and 1996...........................................................................  F-4
 Consolidated Statements of Cash Flows for the Years Ended December 31, 1994, 1995 and
  1996....................................................................................  F-5
 Notes to Consolidated Financial Statements...............................................  F-6

   (2) The following financial statement schedules are filed herewith on the page indicated:


                                    SCHEDULE                                   PAGE
----------------------------------------------------------------------------- -------
Community Care of America, Inc. Schedule II -- Valuation and Qualifying
Accounts.......................................................................  S-1

(b) Reports on Form 8-K.

   The only Report on Form 8-K filed during the fourth quarter of the Company's year ended December 31, 1996 was dated October 8, 1996 (date of earliest event reported), reporting Item 5, Other Events. In January 1997, the Company filed a report on Form 8-K dated December 23, 1996 (date of earliest event report), reporting Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial Information and Exhibits. No financial statements were filed with either Report.

(c) Exhibits:

   EXHIBIT
    NUMBER                                              DESCRIPTION
-------------  -----------------------------------------------------------------
2.01 Stock Purchase Agreement dated as of July 1, 1993 among the Company and PNC Venture Corp., Primus Capital Fund I Limited Partnership, Primus Capital Fund II Limited Partnership, PNC Venture Group I, New York Life Insurance Company and MeritWest, Inc.
2.02(a) Amended and Restated Agreement and Plan of Reorganization dated as of May 10, 1996 among the Company, Newco, Southern Care, and Wallace Olson and Michael Himmelstein, the shareholders of Southern Care. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)
2.02(b) Consulting and Advisory Services Agreement effective as of January 1, 1996 among the Company, Southern Care Centers, Inc. and its Shareholders. (Incorporated by reference to Exhibit 2.02(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995 1996, File No. 0-26502.)

   EXHIBIT
    NUMBER                              DESCRIPTION
-------------  -----------------------------------------------------------------
 2.02(c) Management Agreement dated as of May 10, 1996 between CCA of Texas, Inc. and Southern Care Centers of Texas, Inc. (Incorporated by reference to Exhibit 2.3 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)
 2.02(d) Agreement to Provide Accounting and Auditing Services and Rural Healthcare Provider Network Services dated as of May 10, 1996 among Newco and Buchanan/SCC, Inc. (Incorporated by reference to
               Exhibit 2.4 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)
 3.01(a) Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 28, 1992.
 3.01(b) Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on October 13, 1993.
 3.01(c) Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on December 28, 1993.
 3.01(d) Certificate of Designations, Preferences and Rights of Series A 8% Cumulative Preferred Stock, as filed with the Secretary of State of the State of Delaware on December 28, 1993.
 3.01(e) Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on June 7, 1994.
 3.01(f) Certificate of Amendment of Certificate of Incorporation of the Company, as filed with the Secretary of State of the State of Delaware on July 28, 1995.
 3.02          By-laws of the Company, as amended to date.
 4.01(a) Healthcare Receivables Purchase and Transfer Agreement dated December 23, 1996 among the Company and each of the providers named in the Agreement and CCA Funding, LLC. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)
 4.01(b) Loan and Security Agreement dated December 23, 1996 between CCA Funding, LLC and Daiwa Healthco-2, LLC. (Incorporated by reference to Exhibit 4.2 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)
 4.01(c) Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security. (Incorporated by reference to
               Exhibit 4.3 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)
*4.01(d) Waiver and Amendment dated April 14, 1997 between CCA Funding, LLC and Daiwa Healthco-2, LLC.
*4.01(e) Warrant Acquisition Agreement dated April 14, 1997 between CCA, Inc. and Daiwa Healthco-2, LLC.
 4.02 Promissory Note dated December 30, 1993 in the principal amount of $7,000,000 made by ECA payable to HRPT, with Allonge and Amendment dated April 1, 1995.
 4.03(a) Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA payable to HRPT, with Allonge and Amendment dated April 1, 1995.
 4.03(b) Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA Holdings, Inc. ("ECA") payable to HRPT. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)

   EXHIBIT
    NUMBER                              DESCRIPTION
-------------  -----------------------------------------------------------------
4.04(a)        Promissory  Note dated December 30, 1993 in the principal  amount of $6,000,000  made by Community  Care of Nebraska  Inc.  ("CCN")
               payable to HRPT, with Allonge and Amendment dated April 1, 1995.
4.04(b)        Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated  December 30, 1993 in the  principal  amount of  $6,000,000 made by CCN  payable  to  HRPT.  (Incorporated  by  reference  to
               Exhibit 4.2 to the Company's  Current Report on Form 8-K, date of earliest reported event:  May 16, 1996, File No. 0-26502.)
4.05           Promissory  Note dated April 1, 1995 in the  principal  amount of
               $3,800,000 made by the Company payable to HRPT.
4.06(a)        Promissory  Note dated April 1, 1995 in the  principal  amount of
               $2,045,000 made by CCN and certain of its subsidiaries payable to
               HRPT.
4.06(b)        Allonge and Amendment to Promissory Note dated as of May 10, 1996 to Promissory Note dated April 1, 1995 in the principal amount of
               $2,045,000,  made by CCN and certain of its subsidiaries  payable to  HRPT.  (Incorporated  by  reference  to  Exhibit  4.3  to the
               Company's  Current Report on Form 8-K, date of earliest  reported event: May 16, 1996, File No. 0-26502.)
4.07(a)        Renovation  Funding Agreement dated April 1, 1995 between ECA and
               HRPT.
4.07(b)        ECA Holdings  Renovation  Funding  Promissory Note dated April 1,
               1995 in the principal amount of $6,466,700 made by ECA payable to
               HRPT.
4.07(c)        Allonge and Amendment to Promissory Note dated as of May 10, 1996 to ECA Holdings Renovation Funding Promissory Note dated April 1,
               1995 in the principal amount of $6,466,700 made by ECA payable to
               HRPT.  (Incorporated by reference to Exhibit 4.4 to the Company's
               Current Report on Form 8-K, date of earliest  reported event: May
               16, 1996, File No. 0-26502.)
4.08(a)        Renovation  Funding Agreement dated April 1, 1995 between CCN and
               HRPT.
4.08(b)        CCN Group Renovation  Funding Promissory Note dated April 1, 1995 in the  principal  amount  of  $2,833,300  made  by CCN  and  its subsidiaries payable to HRPT.
4.08(c)        Allonge and Amendment to Promissory Note dated as of May 10, 1996 to CCN Group  Renovation  Funding  Promissory Note dated April 1,
               1995 in the principal  amount of  $2,833,300  made by CCN and its subsidiaries  payable  to HRPT.  (Incorporated  by  reference  to
               Exhibit 4.5 to the Company's  Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File  No. 0-26502.)
4.09(a)        Amended  and  Restated  Revolving  Credit  Agreement  dated as of
               December  27, 1996  between the  Company  and  Integrated  Health
               Services, Inc ("IHS").  (Incorporated by reference to Exhibit 4.4 to the  Company's  Current  Report on Form 8-K,  date of earliest reported event: December 23, 1996.)
4.09(b)        Subordinated Note dated December 27, 1996 from the Company to IHS in the principal sum of $5,000,000. (Incorporated by reference to
               Exhibit 4.5 to the Company's  Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)
10.01          Stockholders  Agreement  dated  June 30,  1993  among  Robert  N.
               Elkins,  Robert  N.  Elkins,  as  voting  trustee,  Equity-Linked
               Investors,  L.P.  ("ELI-I"),   Equity-Linked  Investors,  L.P.-II
               ("ELI-II") and the Company.
10.02          Voting  Agreement  dated  January 26, 1996 among Robert N. Elkins and certain stockholders of the Company.
10.03(c)+      Restated Employment  Agreement between the Company and William J.
               Krystopowicz.

   EXHIBIT
    NUMBER                              DESCRIPTION
-------------  -----------------------------------------------------------------
 10.03(d)+     Employment  Agreement  between  the  Company  and David H. Fater.
               (Incorporated  by reference to Exhibit  10.03(d) to the Company's
               Annual Report on Form 10-K for the year ended  December 31, 1995,
               File No. 0-26502.)
 10.03(e)+     Employment   Agreement  between  the  Company  and  Deborah  Lau.
               (Incorporated  by reference to Exhibit  10.03(e) to the Company's
               Annual Report on Form 10-K for the year ended  December 31, 1995,
               File No. 0-26502.)
*10.03(f)(i)+  Employment Agreement dated April 19, 1996 between the Company and
               Gary W. Singleton.
*10.03(f)(ii)+ Severance Agreement  dated  April 4, 1997 between the Company and
               Gary W. Singleton.
 10.04(a)+     1993 Stock Option Plan, as amended to date.
 10.04(b)+     1993 Senior Executive Stock Option Plan, as amended to date.
 10.04(c)+     1995 Stock Option Plan, as amended to date.
 10.04(d)+ 1995 Non-Employee Director Stock Option Plan, as amended to date. 10.05(a) Master Lease Document, General Terms and Conditions dated
               December 30, 1993 between  Health and  Rehabilitation  Properties
               Trust (currently known as Health and Retirement Properties Trust,
               "HRPT"),  as landlord,  and ECA  Holdings,  Inc., a  wholly-owned subsidiary  of the Company  ("ECA"),  as tenant,  as amended by a
               First  Amendment  dated July 22, 1994, a Second  Amendment  dated
               November 1, 1994 and a Third Amendment dated April 1, 1995.
 10.05(b)      Fourth  Amendment  dated  as of May  10,  1996  to  Master  Lease
               Document,  General Terms and  Conditions  dated December 30, 1993 between HRPT and ECA.  (Incorporated by reference to Exhibit 99.1 to the  Company's  Current  Report on Form 8-K,  date of earliest reported event: May 16, 1996, File No. 0-26502.)
 10.06(a)      Master Lease Document,  General Terms and Conditions  dated April
               1, 1995 between HRPT, as landlord, and ECA, as tenant.
 10.06(b)      First  Amendment  dated  as of  May  10,  1996  to  Master  Lease
               Document,  General  Terms  and  Conditions  dated  April 1,  1995 between HRPT and ECA. (Incorporated by reference to Exhibit 99.2 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)
 10.7(a)       Purchase  Agreement  dated  September 15, 1994 among the Company,
               Leonard Louis  Healthcare  Properties,  Prospect Lake  Healthcare
               Center, Inc. and Valley View Healthcare Center, Inc.
 10.7(b)       Amendment to Purchase  Agreement dated October 31, 1994 among the
               Company,  Leonard  Louis  Healthcare  Properties,  Leonard  Louis
               Healthcare  Properties I, Leonard Louis Healthcare Properties II,
               Prospect Lake Healthcare Center,  Inc. and Valley View Healthcare
               Center, Inc.
 10.08(a)      Stock  Purchase  Agreement  dated  November  16,  1994  among the
               Company and Quality  Health  Care,  Inc.  and Timothy J.  Juilfs,
               Sally M. Juilfs and Brighton  Place West,  Inc.,  Quality Care of
               Topeka, Inc., W.R.T. Care, Inc., Care Centers, Inc., Quality Care of Council Bluffs North, Inc., Quality Care of Council Bluffs
               South,  Inc.,  Oak Grove Medical  Center,  Inc.,  Quality Care of
               Pacific  Junction,  Inc.,  Quality  Care of  Glenwood,  Inc.  and
               W.T.F.D.R. Care, Inc.
 10.08(b)      Stock  Purchase  Agreement  dated  November  16,  1994  among the
               Company and Quality  Health  Care,  Inc.,  and Timothy J. Juilfs,
               Sally M. Juilfs and W.S.T.  Care,  Inc.,  Quality  Care of Lyons,
               Inc.,  Quality Care of  Columbus,  Inc. and Quality Care of Grand
               Island, Inc.
 10.09         Asset  Purchase  Agreement  dated  February  1,  1995  among  the
               Company,  Georgiana Doctors Hospital,  Inc., Reliable Home Health
               Services, Inc., Herbert Kinsey, M.D. and Mary Kinsey.

   EXHIBIT
    NUMBER                              DESCRIPTION
-------------  -----------------------------------------------------------------
10.10 Stock Purchase Agreement dated as of November 1, 1995 among Community Care of America, Inc., CCA of Maine, Inc., Maine Head Trauma Center, Inc., and the shareholders of Maine Head Trauma Center, Inc. (Incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, date of earliest event reported: November 3, 1995, File No. 0-26502).
10.11(a) Implementation Contract dated January 19, 1994 between the Company and Health Care Consulting, Inc.
10.11(b) Agreement dated August 17, 1994 between the Company and Health Care Consulting, Inc.
10.12 Mortgage Facilities Fee Agreement (ECA) dated April 1, 1995 between the Company and HRPT.
10.13 Mortgage Facilities Fee Agreement (CCN) dated April 1, 1995 between the Company and HRPT.
10.14 Right of First Refusal and Option Agreement dated December 30, 1993 between ECA and HRPT with respect to certain of the Company's facilities in Colorado.
10.15 Right of First Refusal Agreement dated December 30, 1993 between CCN and HRPT with respect to certain of the Company's facilities in Nebraska.
10.16 Right of First Refusal Agreements dated April 1, 1995 between W.S.T. Care, Inc., Quality Care of Lyons, Inc. and Quality Care of Columbus, Inc., respectively, and HRPT with respect to certain of the Company's facilities in Nebraska.
10.17 Amended and Restated Option Agreement dated April 1, 1995 between ECA and HRPT with respect to the capital stock of CCN.
10.18(a) Lease dated June 21, 1995 between Midwest Health Enterprises of Bessemer, Inc. ("Bessemer") and Community Care of America of Alabama, Inc. ("CCAA").
10.18(b) Lease Guaranty dated June 21, 1995 by the Company for the benefit of Bessemer.
10.18(c) Subordination, Non-Disturbance, Attornment and Security Agreement among Bessemer, CCAA and Bankers Trust Company of California, N.A. ("BT").
10.19(a) Lease dated June 21, 1995 between South Gate Village, Inc. ("'South Gate") and CCAA.
10.19(b) Lease Guaranty dated June 21, 1995 by the Company for the benefit of South Gate.
10.20(a) Lease dated June 21, 1995 between Greensboro Health Care, Inc. ("Greensboro") and CCAA.
10.20(b) Lease Guaranty dated June 21, 1995 by the Company for the benefit of Greensboro.
10.20(c) Subordination, Non-Disturbance, Attornment and Security Agreement among Greensboro, CCAA and BT.
10.21 Non-Competition and Secrecy Agreement dated June 21, 1995 among the Company, CCAA and Stanley L. Stein.
10.22(a) Form of nine Management Agreements dated June 23, 1995 pursuant to which the Company is to mangemen nine long-term care facilities in Maine, together with a schedule pursuant to Instruction 2 to Item 601(a) of Regulation S-K setting forth material details that differ from the attached form of Managment Agreement.
10.22(b) Management Agreement dated June 23, 1995 among Nursing Administrators, Inc., David L. Friedmman, Mary Bayer, Leon Bresloff and CCA of Maine, Inc.
10.22(c) Purchase Option Agreement dated June 23, 1995 relating to the ten long-term facilities in Maine to be managed by the Company.
10.22(d) Services Agreement dated June 23, 1995 between CCA of Maine, Inc. and Sandy River Development, Inc.
10.22(e) Letter Agreement dated June 23, 1995 from the Company to David I Friedman regarding the Purchase Option Agreement dated June 23, 1995 relating to the ten long-term care facilities in Maine to be managed by the Company.
10.22(f) Agreement dated June 23, 1995 between the Company and Harbor Hill Limited Liability Company.


10.23(a) Letter of Intent dated July 12, 1995 between the Company and Jeff Voreis, M.D.
10.23(b) Employment Agreement dated July 11, 1995 between Jeff Voreis, M.D. and the Company.
10.23(c) Amended and Restated Employment Agreement dated August 4, 1995 between the Company and Jeff Voreis, M.D.
10.23(d) Asset Purchase Agreement dated August 4, 1995 between Jeff Voreis, M.D. and Community Care of America of Alabama, Inc.

   EXHIBIT
    NUMBER                         DESCRIPTION
-------------  -----------------------------------------------------------------
 10.25         Master Lease Document,  General Terms and Conditions  dated as of
               May 10, 1996 between HRPT and Marietta/SCC,  Inc.,  Glenwood/SCC,
               Inc.,  Dublin/SCC,  Inc., Macon/SCC,  Inc., and College Park/SCC,
               Inc.  (Incorporated by reference to Exhibit 99.3 to the Company's
               Current Report on Form 8-K, date of earliest  reported event: May
               16, 1996, File No. 0-26502.)
*10.26         Waiver  Agreement  dated April 14, 1997 between CCA, Inc. and its
               Subsidiaries and HRPT.
 10.27(a)      Warrant  Acquisition  Agreement  dated as of  January  13,  1997, between the Company and IHS, including Form of Series A Warrants,
               Form of Series B  Warrants  and  Registration  Rights  Agreement.
               (Incorporated  by  reference  to  Exhibit  4.6 to  the  Company's
               Current  Report on Form 8-K,  date of  earliest  reported  event:
               December 23, 1996.)
*10.27(b)      Warrant  Acquisition  Agreement dated April 14, 1997 between CCA,
               Inc. and IHS, Inc.
 10.28(a)      Management  Agreement  dated as of December  27, 1996 between the
               Company and IHS (Incorporated by reference to Exhibit 99.0 to the
               Company's  Current Report on Form 8-K, date of earliest  reported event: December 23, 1996).
*10.28(b)      Amendment  No. 1 to  Management  Agreement  dated  April 14, 1997 between CCA, Inc. and IHS, Inc.
*11.01         Calculation of Earnings per Share.
*21.01         Subsidiaries of the Company.
*23.01         Consent of KPMG Peat Marwick LLP

                                 UNDERTAKING

   The Company hereby undertakes to furnish to the Securities and Exchange Commission, upon request, all constituent instruments defining the rights of holders of long-term debt of the Company and its consolidated subsidiaries not filed herewith. Such instruments have not been filed since none are, nor are being, registered under Section 12 of the Securities Exchange Act of 1934 and the total amount of securities authorized under any such instruments does not exceed 10% of the total assets of the Company and its subsidiaries on a consolidated basis.

----------

* Filed herewith. All other exhibits, unless otherwise noted by parenthetical cross references, are incorporated by reference to the corresponding numbered exhibit to Company's Registration Statement on Form S-1, Registration No. 33-92692.

+    Management contract or compensatory plan.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 14th day of April, 1997.

                              COMMUNITY CARE OF AMERICA, INC.


                              By: /s/ DEBORAH A. LAU
                                  ---------------------------------------------
                              Deborah A. Lau
                              President
                              Chief Executive Officer & Chief Financial Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        SIGNATURE                          TITLE                       DATE
-------------------------  ------------------------------------ ----------------
/s/ DEBORAH A. LAU         President, Chief Executive Officer
-------------------------  and Chief Financial Officer          April 14, 1997
Deborah A. Lau

/s/ MICHAEL S. BLASS       Director                             April 14, 1997
-------------------------
Michael S. Blass

/s/ ROBERT N. ELKINS       Director                             April 14, 1997
-------------------------
Robert N. Elkins

-------------------------  Director
John L. Silverman

                         INDEPENDENT AUDITORS' REPORT

The Board of Directors
Community Care of America, Inc.:

   We have audited the accompanying consolidated balance sheets of Community Care of America, Inc. and subsidiaries (the Company) as listed in the accompanying index. We also have audited the financial statement schedule listed in the accompanying index. These consolidated financial statements and the financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Community Care of America, Inc. and subsidiaries as of December 31, 1995 and 1996 and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1996 in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

   As discussed in notes 1 (m) and 12 to the consolidated financial statements, in 1996 the Company adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of."

                                             KPMG PEAT MARWICK LLP

Baltimore, Maryland
April 14, 1997

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (DOLLARS IN THOUSANDS)

                                                                                DECEMBER 31,
                                                                           ---------------------
                                                                              1995       1996
                                                                           --------- -----------
                                  ASSETS
Current Assets:
 Cash and cash equivalents...............................................  $ 2,485   $  1,709
 Accounts receivable (note 3)............................................   12,934     16,407
 Inventories.............................................................    1,534      1,761
 Prepaid expenses and other current assets...............................    3,662      1,095
                                                                           --------- -----------
  Total current assets...................................................   20,615     20,972
Property, plant and equipment, net of accumulated depreciation (notes 4
 and 6)..................................................................   54,327     58,424
Notes receivable (note 16)...............................................    2,533         --
Deposits.................................................................   10,244      6,637
Excess of cost over fair value of net assets acquired, net of
 accumulated amortization of $139 in 1995 and $710 in 1996 (note 2)......    3,299     13,666
Deferred financing costs.................................................      948      1,066
Other assets.............................................................    1,324      1,354
                                                                           --------- -----------
                                                                           $93,290   $102,119
                                                                           ========= ===========
                   LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
 Current maturities of long-term debt (note 6)...........................  $ 1,258   $  6,341
 Accounts payable and accrued expenses (note 5)..........................   14,869     23,402
 Put option contracts payable (219,798 shares)(note 16)..................       --      2,181
                                                                           --------- -----------
  Total current liabilities..............................................   16,127     31,924
                                                                           --------- -----------
Long-term debt, less current maturities (note 6).........................   34,407     54,030
Deferred income taxes (note 8)...........................................    9,334        162
Commitments and contingencies (notes 2, 7, 12, 13 and 16)................
Common stock subject to repurchase (219,798 shares) (notes 2 and 16) ....    2,181         --
Shareholders' equity (notes 10 and 15):
 Common stock, $.0025 par value; authorized 15,000,000 shares; issued and outstanding 6,982,789 shares in 1995 and 7,597,801 shares in 1996
  (including 219,798 shares subject to repurchase).......................       17         19
 Additional paid-in capital..............................................   31,356     36,465
 Deficit.................................................................     (132)   (19,037)
 Receivable from shareholders (note 2)...................................       --     (1,444)
                                                                           --------- -----------
  Net shareholders' equity...............................................   31,241     16,003
                                                                           --------- -----------
                                                                           $93,290   $102,119
                                                                           ========= ===========

          See accompanying notes to consolidated financial statements.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS
               (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                YEARS ENDED DECEMBER 31,
                                                          ------------------------------------
                                                              1994        1995        1996
                                                          ----------- ----------- ------------
Operating revenues:
 Net patient service revenues...........................  $   56,699  $   92,259  $  123,143
 Other operating revenues...............................         793       1,919       4,369
                                                          ----------- ----------- ------------
  Total operating revenues..............................      57,492      94,178     127,512
                                                          ----------- ----------- ------------
Operating expenses:
 Facility operating expenses............................      46,035      73,693     111,171
 Corporate administrative and general...................       2,935       4,765       5,226
 Rent (note 7)..........................................       3,806       6,404       8,999
 Depreciation and amortization..........................       1,465       2,033       3,021
 Interest, net of interest income (note 6)..............       2,857       3,795       5,337
 Loss on impairment of investments and other
  non-recurring charges (note 12).......................          --          --      22,128
                                                          ----------- ----------- ------------
  Total operating expenses..............................      57,098      90,690     155,882
                                                          ----------- ----------- ------------
  Earnings (loss) before income taxes and extraordinary
   charge...............................................         394       3,488     (28,370)
Federal and state income taxes (note 8).................          --       1,047      (9,465)
                                                          ----------- ----------- ------------
  Earnings (loss) before extraordinary charge...........         394       2,441     (18,905)
Extraordinary charge, net of income taxes (note 15) ....          --        (992)         --
                                                          ----------- ----------- ------------
  Net earnings (loss)...................................         394       1,449     (18,905)
Dividends-preferred stock...............................        (653)       (408)         --
                                                          ----------- ----------- ------------
  Net earnings (loss) applicable to common stock........  $     (259) $    1,041  $  (18,905)
                                                          =========== =========== ============
Per common share:
 Earnings (loss) before extraordinary charge............  $    (0.13) $     0.42  $    (2.56)
 Extraordinary charge...................................          --       (0.20)         --
                                                          ----------- ----------- ------------
 Net earnings (loss)....................................  $    (0.13) $     0.22  $    (2.56)
                                                          =========== =========== ============
Weighted average number of common and common equivalent
 shares outstanding.....................................   2,041,154   4,840,457   7,384,697
                                                          =========== =========== ============

          See accompanying notes to consolidated financial statements.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
               CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                            (DOLLARS IN THOUSANDS)

                                                                     ADDITIONAL                  RECEIVABLE
                                                            COMMON     PAID IN    ACCUMULATED       FROM
                                                             STOCK     CAPITAL     (DEFICIT)    SHAREHOLDERS     TOTAL
                                                           -------- ------------ ------------- -------------- -----------
Balance at December 31, 1993.............................  $    4   $ 5,251      $   (914)     $    --        $  4,341
Issuance of 216,428 shares of common stock at $6.19 per
share, net of stock issuance costs.......................       1     1,034            --           --           1,035
Accretion of discount on redeemable preferred stock
(note 9).................................................      --      (372)           --           --            (372)
Dividends declared -- redeemable preferred stock ........      --        --          (653)          --            (653)
Net earnings.............................................      --        --           394           --             394
                                                           -------- ------------ ------------- -------------- -----------
Balance at December 31, 1994.............................       5     5,913        (1,173)          --           4,745
Issuance of 3,450,000 shares of common stock at $9.50
per share, net of stock issuance costs (note 13) ........       9    27,580            --           --          27,589
Redemption of preferred stock of $8,167 and exercise of
warrants for 1,331,814 shares of common stock at par
value....................................................       3    (2,006)           --           --          (2,003)
Amortization of restricted stock awards..................      --       100            --           --             100
Accretion of discount on redeemable preferred stock
(note 9).................................................      --      (231)           --           --            (231)
Dividends declared -- redeemable preferred stock ........      --        --           (408)         --            (408)
Net earnings.............................................      --        --          1,449          --           1,449
                                                           -------- ------------ ------------- -------------- -----------
Balance at December 31, 1995.............................      17    31,356          (132)          --          31,241
Exercise of employee stock options for 33,385 shares of
common stock at prices ranging from $3.71 to $10.11 per
share....................................................      --       160            --           --             160
Issuance of 581,627 shares of common stock in connection
with acquisitions at prices ranging from $8.44 to $11.77
per share (note 2).......................................       2     4,949            --       (1,444)          3,507
Net loss.................................................      --        --       (18,905)          --         (18,905)
                                                           -------- ------------ ------------- -------------- -----------
Balance at December 31, 1996.............................  $   19   $36,465      $(19,037)     $(1,444)       $ 16,003
                                                           ======== ============ ============= ============== ===========

          See accompanying notes to consolidated financial statements.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (DOLLARS IN THOUSANDS)

                                                                     YEARS ENDED DECEMBER 31,
                                                                ----------------------------------
                                                                   1994       1995        1996
                                                                ---------- ---------- ------------
Cash flows from operating activities:
 Net earnings (loss)..........................................  $    394   $  1,449   $(18,905)
 Adjustments to reconcile net earnings (loss) to net cash
  provided by (used in) operating activities:
  Loss on impairment of investments and other non-recurring
   charges....................................................        --         --     22,128
  Depreciation and amortization...............................     1,465      2,033      3,021
  Amortization of deferred financing costs....................        68        123        399
  Extraordinary charge, net of tax............................        --        992         --
  Amortization of restricted stock award......................        --        100         --
  Deferred income taxes.......................................        --        541     (9,465)
  Net change in operating assets and liabilities:
   Increase in accounts receivables...........................    (4,479)    (4,609)    (3,615)
   Decrease (increase) in inventory, prepaid expenses and
    other current assets......................................       (89)    (1,787)     2,999
   Increase (decrease) in accounts payable and accrued
    liabilities...............................................    (4,154)     4,179        993
                                                                ---------- ---------- ------------
   Net cash provided by (used in) operating activities........    (6,795)     3,021     (2,445)
                                                                ---------- ---------- ------------
Cash flows from investing activities:
 Property, plant and equipment additions, including costs of
  terminated activities of $9,258 in 1996 ....................    (2,472)    (6,647)   (12,117)
 Business acquisitions (note 2)...............................       (78)   (10,719)    (6,132)
 Notes receivable.............................................        --     (2,533)      (233)
 Deposits.....................................................     2,000     (3,194)      (519)
 Other assets.................................................      (443)      (877)       798
                                                                ---------- ---------- ------------
   Net cash used in investing activities......................      (993)   (23,970)   (18,203)
                                                                ---------- ---------- ------------
Cash flows from financing activities:
 Proceeds from issuances of common stock, net of stock
  issuance costs..............................................       402     27,589        160
 Redemption of preferred stock and warrants (notes 9 and 15)..        --     (8,142)        --
 Dividends on preferred stock.................................      (490)      (571)        --
 Principal reductions on long-term debt.......................   (24,233)   (60,404)   (19,782)
 Proceeds from long-term debt borrowings......................    30,719     61,733     41,931
 Deferred financing costs, including terminated offerings of
  $1,677 in 1996..............................................    (1,179)      (696)    (2,437)
                                                                ---------- ---------- ------------
   Net cash provided by financing activities..................     5,219     19,509     19,872
                                                                ---------- ---------- ------------
Decrease in cash..............................................    (2,569)    (1,440)      (776)
Cash and cash equivalents, beginning of period................     6,494      3,925      2,485
                                                                ---------- ---------- ------------
Cash and cash equivalents, end of period......................  $  3,925   $  2,485   $  1,709
                                                                ========== ========== ============

          See accompanying notes to consolidated financial statements.

                COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   (a) Organization and Basis of Presentation

   Community Care of America, Inc. (CCA) is a Delaware corporation originally incorporated on December 28, 1992. CCA began incurring start-up expenses in 1993 but had no significant operations until its acquisition of all the capital stock of MeritWest, Inc. ("MeritWest") on December 30, 1993. For accounting purposes, this acquisition has been treated as effective as of December 31, 1993 and, accordingly, the results of operations of this acquired company are included in CCA's consolidated financial statements beginning on January 1, 1994.

   The consolidated financial statements include the accounts of CCA and its wholly-owned subsidiaries (collectively the Company). In consolidation, all significant intercompany balances and transactions have been eliminated. At December 31, 1996, CCA owned, leased or managed 54 long-term care facilities, one hospital, two physician practices, two primary care clinics, one rural healthcare clinic, one outpatient rehabilitation center, one child care center, one home healthcare agency and an aggregate of 115 assisted living units in six communities the Company serves.

   (b) Patient Service Revenues

   Patient service revenues are recorded at established rates and adjusted for differences between such rates and estimated amounts reimbursable by third-party payors. Estimated settlements under third-party payor retrospective rate setting programs (primarily Medicare and Medicaid) are accrued in the period the related services are rendered. Settlements receivable and related revenues under such programs are based on annual cost reports prepared in accordance with Federal and state regulations, which reports are subject to audit and retroactive adjustment in future periods. In the opinion of management, adequate provision has been made in the consolidated financial statements for such adjustments; however, the ultimate amount of adjustments could be in excess of amounts provided.

   (c) Management Fee Revenues

   Management fee revenues are recognized when earned and collectibility is reasonably assured.

   (d) Cash and Cash Equivalents

   Cash equivalents consist of highly liquid debt instruments with original maturities of three months or less.

   (e) Property, Plant and Equipment

   The Company capitalizes costs associated with acquiring health care facilities and related interests therein. Pre-acquisition costs represent direct costs of the investigation and negotiation of the acquisition of operating facilities; indirect and general expenses related to such activities are expensed as incurred. Pre-acquisition costs and construction in progress are transferred to depreciable asset categories when the related tasks are achieved or are charged to operating expenses when it is determined that the related acquisition will not be consummated. Interest costs incurred during construction and renovation are capitalized.

   The Company capitalizes development costs which represent the direct and incremental costs of developing healthcare delivery networks using the Company's long-term care facilities or rural hospitals as platforms for providing an expanded range of services (i.e. primary care clinics, rehabilitation, home health, etc.). Development costs include consulting fees, salaries and related costs of development personnel and other direct costs of performing functions such as market research and feasibility, promotion and marketing, recruitment of physicians and other service providers, training and related costs during the period the new facility or service attains complete operational status.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   Total costs of facilities acquired are allocated to land, land improvements, equipment and buildings (or leasehold interests therein) based on their respective fair values determined generally by independent appraisal.

   (f) Depreciation and Amortization

   Depreciation and amortization are provided on the straight-line basis over the estimated useful lives of the assets, generally 40 years for buildings, 25 years for land improvements, 10 years for equipment, 5 years for development costs and the initial term and expected renewal terms of the leases for costs of leasehold interests and improvements.

   (g) Deferred Financing Costs

   The Company defers financing costs incurred to obtain long-term debt and amortizes such costs using the interest method over the term of the related debt.

   (h) Excess of Cost Over Fair Value of Net Assets Acquired

   The assets and liabilities of acquired entities accounted for under the purchase method of accounting are adjusted to their estimated fair values as of the acquisition dates. The amounts recorded as excess of cost over fair value of net assets acquired represent amounts paid that exceed estimated fair values assigned to the assets and liabilities of each acquired business. Such amounts are being amortized on a straight-line basis over periods ranging from 10 to 40 years, depending on the specific circumstances of each acquisition.

   (i) Income Taxes

   Deferred income taxes are recognized for the tax consequences of temporary differences between financial statement carrying amounts and the related tax bases of assets and liabilities, primarily related to business acquisitions. Such tax effects are measured by applying enacted statutory tax rates applicable to future years in which the differences are expected to reverse, and the effect of a change in tax rates is recognized in the period that includes the date of enactment.

   (j) Earnings per Common Share

   Earnings per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods. Common stock equivalents include options and warrants to purchase common stock, assumed to be exercised using the treasury stock method. Options and warrants issued from May 1994 through August 15, 1995 have been treated as outstanding for all periods presented. Dividends related to the Company's 8% redeemable preferred stock, Series A, of $653 in 1994 and $408 in 1995, are deducted from net earnings for the purpose of calculating earnings per share. On August 15, 1995, the preferred stock was redeemed with the proceeds of the initial public offering of the Company's common stock and related warrants were exercised (see note 9). Had the redemption of preferred stock and related issuance of common stock occurred on January 1, 1995, earnings per common share for the year ended December 31, 1995 would be as follows:

           Earnings before extraordinary charge.................  $.45
           Net earnings.........................................   .26

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



(1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES -- (CONTINUED)

   (k) Accounting for Stock Options

   The Company applies Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), in accounting for its stock options. Additional information required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), is discussed in Note 10.

   (l) Use of Estimates

   Management of the Company has made a number of estimates and assumptions relating to the reporting of assets and liabilities and the disclosure of contingent assets and liabilities to prepare these financial statements in conformity with generally accepted accounting principles. Actual results could differ from those estimates.

   (m) Impairment of Long-Lived Assets

   Management regularly evaluates whether events or changes in circumstances have occurred that could indicate an impairment in the value of long-lived assets. During the second quarter of 1996, the Company adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." In accordance with the provisions of SFAS No. 121, if there is an indication that the carrying amount of an asset is not recoverable, the Company estimates the projected undiscounted cash flows, excluding interest, of the related individual facilities to determine if an impairment loss should be recognized. The amount of impairment loss is determined by comparing the carrying value of the asset to its estimated fair value. Estimated fair value is determined through an evaluation of recent financial performance and projected discounted cash flows of its facilities using standard industry valuation techniques, including the use of independent appraisals when considered necessary. If an asset tested for recoverability was acquired in a business combination accounted for using the purchase method, the related goodwill is included as part of the carrying value and evaluated as described above in determining the recoverability of that asset.

   In addition to consideration of impairment upon the events or changes in circumstances described above, management regularly evaluates the remaining lives of its long-lived assets. If estimates are changed, the carrying value of affected assets is allocated over the remaining lives.

   Prior to adoption of SFAS No. 121 in 1996, the Company performed its analyses of impairment of long-lived assets by consideration of the projected undiscounted cash flows on an entity-wide basis. The effect of the adoption of SFAS 121 in the second quarter of 1996 required the Company to perform this analysis on a facility-by-facility basis (see note 12).

(2) BUSINESS ACQUISITIONS

   The following is a summary of significant business acquisitions by year. Such acquisitions have been accounted for by the purchase method and, accordingly, the results of operations have been included in the Company's consolidated financial statements from the respective dates of acquisition.

1994 ACQUISITIONS

   In November 1994, the Company acquired leasehold interests in two long-term care facilities located in Colorado and Wyoming (Tealwood) for a total cost of approximately $400, including legal fees and other direct costs of the acquisition of $78 and accrued liabilities of $322.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(2) BUSINESS ACQUISITIONS -- (CONTINUED)

1995 ACQUISITIONS

   Effective as of February 1, 1995, the Company acquired all the assets of the Georgiana Doctor's Hospital, two primary care clinics and a home healthcare agency (Georgiana) located in Alabama. The Company issued a 9% promissory note for $1,250 to the seller at closing (see note 6).

   Effective April 1, 1995, the Company acquired all of the capital stock of three subsidiaries of Quality Health Care, Inc. (Quality), which owned and operated three long-term care facilities located in Nebraska. In connection with the transaction, Quality sold 11 facilities to Health and Retirement Properties Trust (HRPT) for $14,200. The Company borrowed $5,845 from HRPT and leased the latter facilities from HRPT as discussed more fully in notes 6 and 7.

   Effective July 1, 1995, the Company obtained operating leases with wholly-owned subsidiaries of American Health Corporation (American) for three long-term care facilities in Alabama. The agreements provide for an initial term of twelve years, with one five-year renewal option, annual minimum rental of $1,200 and rights of first refusal with respect to the sale of the facilities.

   Effective August 1, 1995, the Company purchased all the assets of a physician practice, including a primary care clinic (Voreis), located in Alabama, and on October 1, 1995, the Company acquired substantially all of the assets of a 39-bed long-term care facility in Palmer, Nebraska (Coolidge Center).

   Effective November 1, 1995, the Company acquired all of the capital stock of an outpatient rehabilitation head trauma clinic in Maine (MHTU). As partial consideration in this transaction, the Company issued 25,061 shares of common stock to the seller. These shares are subject to repurchase under the terms of a settlement agreement dated October 27, 1996 as amended on March 1, 1997, at a price equal to the greater of the average closing price of the stock for the 15 days prior to the date of repurchase or $13.21 per share (see note 13). In addition, the Company may be required to make additional payments to the Seller up to $200 if operating results for the five year period beginning January 1, 1996 exceed base year amounts.

   Acquisitions in 1995 and the manner of payment are summarized as follows:

                                                                                     CASH PAID
                                                                 COOLIDGE           FOR ACCRUED
     DESCRIPTION       GEORGIANA   QUALITY   AMERICAN   VOREIS    CENTER     MHTU      COSTS      TOTAL
--------------------  ----------- --------- ---------- -------- ---------- ------- ------------ ---------
Seller financing ...  $1,250         --        --         --       --         --       --       $ 1,250
Common stock
issued(1)...........      --         --        --         --       --        331       --           331
Accrued
liabilities.........     540      1,000        50         --      100        280   (1,970)           --
Cash paid...........     372      5,864       500        925      450        638    1,970        10,719
                      ----------- --------- ---------- -------- ---------- ------- ------------ ---------
Total cost..........  $2,162      6,864       550        925      550      1,249       --       $12,300
                      =========== ========= ========== ======== ========== ======= ============ =========

----------
   (1) Represents 25,061 shares of common stock.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



(2) BUSINESS ACQUISITIONS -- (CONTINUED)

   The allocation of the total cost of the 1995 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

                                                                                COOLIDGE
              DESCRIPTION           GEORGIANA   QUALITY   AMERICAN      VOREIS   CENTER       MHTU         TOTAL
--------------------------------   ----------- --------- ----------   --------  ----------   -------   ----------
Current assets .................   $    618       1,512          --        140         --        129    $  2,399
Property, plant and equipment ..      2,040       4,818          --        385        550         --       7,793
Other assets ...................         --       1,241         400         --         --         --       1,641
Intangible assets (10, 20 and 20
years) .........................         --          --         150        400         --      1,142       1,692
Current liabilities ............       (496)       (525)         --         --         --        (22)     (1,043)
Long-term liabilities ..........         --        (182)         --         --         --         --        (182)
                                   --------    --------    --------   --------   --------   --------    --------
Total cost .....................   $  2,162       6,864         550        925        550      1,249    $ 12,300
                                   ========    ========    ========   ========   ========   ========    ========

1996 ACQUISITIONS

   Effective January 1, 1996, the Company purchased certain assets of the Family Care Medical Center of Arcadia, Inc. (Arcadia), a certified rural healthcare clinic in Florida. Pursuant to the asset purchase agreement, the Company issued a promissory note for $110 and 12,739 shares of common stock with a fair value of $150 to the seller at closing. The promissory note was paid in full as of December 31, 1996.

   On May 16, 1996, Southern Care Centers, Inc. ("Southern Care") was merged into CCA Acquisition I, Inc., ("Newco"), a newly formed wholly-owned subsidiary of the Company. As a result of the merger, the subsidiaries of Southern Care ("Acquired Subsidiaries"), which leased five long-term care facilities in Georgia and one long-term care facility in Louisiana, became indirect wholly-owned subsidiaries of the Company. In addition, another wholly-owned subsidiary of the Company became the manager, under a Management Agreement dated as of May 1, 1996, of a long-term care facility in Texas owned by a former subsidiary of Southern Care which was not acquired by the Company. Additionally, Newco is providing accounting, internal auditing, billing, accounts payable and certain other services under an Agreement to Provide Accounting and Auditing Services and Rural Healthcare Provider Network Services dated as of May 1, 1996 to a company owned by the former shareholders of Southern Care which operates another long-term care facility in Georgia.

   Pursuant to the merger agreement, the shareholders of Southern Care (the selling shareholders) received $2,700 of cash and 568,888 shares of common stock of the Company with a fair value of $4,800. In addition, the selling shareholders were entitled to receive, on or before March 31, 1997, up to $2,000 in common stock of the Company based on the amount that Newco's annualized contribution margin on a consolidated basis for the year ended December 31, 1996 exceeds $4,400. As of December 31, 1996, no such events occurred. The Company has agreed to file two shelf registration statements under the Securities Act of 1933, as amended, covering the shares issued and issuable in the merger and, upon request of the holders, to "piggyback" such shares in certain registration statements filed by the Company.

   The merger agreement provides that the consideration to the selling shareholders shall be reduced to the extent that current liabilities exceeded current assets by more than $1,850 at the closing date. The Company has determined that such condition existed at the closing date and has recorded a receivable from the selling shareholders of $1,444 at December 31, 1996. Such claim has been disputed by the selling shareholders. The Company believes the claim is valid and fully collectible; accordingly, no valuation allowance has been recorded with respect to this matter. Because the receivable arose in connection with the issuance of the Company's common stock, the related balance at December 31, 1996 is presented as a reduction of stockholder's equity.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(2) BUSINESS ACQUISITIONS -- (CONTINUED)

   In a series of related transactions, the subsidiaries of Southern Care acquired the five leased Georgia facilities and, in turn, sold those facilities to Health and Retirement Properties Trust ("HRPT"). HRPT thereupon leased the five Georgia facilities back to the Acquired Subsidiaries for an initial term ending on December 31, 2010 with two renewal options for six year and thirteen year terms, each at the option of the Acquired Subsidiaries. After the first lease year, rent is subject to increase based on year over year increases, if any, in net patient revenues and non-inpatient revenues, each as defined in the master lease agreement. The Louisiana facility continues to be leased under the terms of the lease existing prior to the merger.

   Acquisitions in 1996 and the manner of payment are summarized as follows:

                                                       CASH PAID FOR
        DESCRIPTION           ARCADIA   SOUTHERN CARE  ACCRUED COSTS    TOTAL
---------------------------  --------- -------------- --------------- ---------
Seller financing ..........  $  110        --             --          $   110
Common stock issued(1) ....     150     4,800             --            4,950
Accrued liabilities........      --     2,500         (3,409)            (909)
Cash paid..................      40     2,683          3,409            6,132
Receivable from
shareholders...............      --    (1,444)            --           (1,444)
                                       -------------- --------------- ---------
Total cost.................  $  300     8,539             --          $ 8,839
                             ========= ============== =============== =========
----------
(1) Represents shares of common stock as follows: 12,379 shares for Arcadia and 568,888 shares for Southern Care Centers, Inc.

   The allocation of the total cost of the 1996 acquisitions to the assets acquired and liabilities assumed is summarized as follows:

             DESCRIPTION               ARCADIA   SOUTHERN CARE    TOTAL
------------------------------------  --------- -------------- ----------
Current assets......................  $   36          753         $   789
Property, plant, and equipment .....      60        5,400           5,460
Other assets........................      --        1,741           1,741
Intangible assets (10 and 20.67
years)..............................     204       10,855          11,059
Current liabilities.................      --       (4,784)         (4,784)
Long-term liabilities...............      --       (5,426)         (5,426)
                                      --------- -------------- ----------
Total cost..........................  $  300        8,539         $ 8,839
                                      ========= ============== ==========

   The following unaudited pro forma consolidated results of operations information is presented as if the acquisition transactions described above had occurred as of the beginning of the respective periods presented, after giving effect to certain adjustments, including depreciation and amortization of the new cost basis of the assets acquired, increased interest and rent expense and related income tax effects.

                                                      YEARS ENDED DECEMBER 31,
                                                      ------------------------
                                                         1995        1996
                                                      --------   -----------
Total operating revenues............................  $122,495   $133,506
Earnings (loss) before extraordinary charge ........     3,821    (18,652)
Earnings (loss) applicable to common stock before
extraordinary charge................................     2,901    (18,652)
Earnings (loss) per common share before
extraordinary charge................................  $    .53   $  (2.53)
                                                      ========   ===========

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(3) ACCOUNTS RECEIVABLE

   Accounts receivable consist of the following:

                                                    1995       1996
                                                 ---------- ---------
Patient accounts receivable....................  $ 10,909   $15,832
Third-party payor settlements..................     2,696     4,228
Other..........................................     1,307     1,180
                                                 ---------- ---------
                                                   14,912    21,240
Allowance for doubtful accounts and
contractual adjustments........................     1,978     4,833
                                                 ---------- ---------
                                                 $ 12,934   $16,407
                                                 ========== =========

   The Company generally does not require collateral or other security in extending credit to patients; however, the Company routinely obtains assignments of (or is otherwise entitled to receive) benefits receivable under the health insurance programs, plans or policies of patients (e.g., Medicare, Medicaid, commercial insurance and managed care organizations). The Company's patient service revenues derived from the Medicare and Medicaid programs were 17% and 52%, respectively, for the year ended December 31, 1995, and 20% and 50%, respectively, for the year ended December 31, 1996. Patient accounts receivable from the Federal government (Medicare) were $1,777 and $3,421 at December 31, 1995 and 1996, respectively. Amounts receivable from various states (Medicaid) were $4,883 and $6,302, respectively, at December 31, 1995 and 1996.

   Third-party payor settlements receivable from the Federal government (Medicare) were approximately $1,718 and $2,794 at December 31, 1995 and 1996, respectively; the remainder relates primarily to net amounts receivable from the states of Colorado and Nebraska (Medicaid). Certain of the Medicaid and Medicare cost reports for prior years were settled during 1995 and 1996, the impact of which was not material. At December 31, 1996, the Company had open cost reports for the 1993, 1994 and 1995 years which, after related allowances, are recorded at estimated net realizable value.

   The allowance for doubtful accounts and contractual adjustments is determined by management using estimates of potential losses and contractual settlements based on an analysis of current and past due accounts, collection experience in relation to amounts billed, prior settlement experience and other relevant information. Although the Company believes amounts provided are adequate, the ultimate uncollectible amounts could be in excess of the amounts provided. The Company's provision for bad debts was $658 in 1995 and $1,867 in 1996.

(4) PROPERTY, PLANT AND EQUIPMENT

   Property, plant and equipment are summarized as follows:

                                                   1995      1996
                                                --------- ---------
Land..........................................  $ 5,983   $ 5,926
Land improvements.............................      612       613
Buildings and improvements....................   32,214    39,911
Leasehold improvements and leasehold
interests.....................................    8,598     9,135
Equipment.....................................    7,269     7,880
Construction in progress......................      987       255
Pre-acquisition and development costs ........    1,867       425
                                                --------- ---------
                                                 57,530    64,145
Less accumulated depreciation and
amortization..................................    3,203     5,721
                                                --------- ---------
Net property, plant and equipment.............  $54,327   $58,424
                                                ========= =========

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



(5) ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following:

                                                              DECEMBER 31,
                                                         --------------------
                                                         1995            1996
                                                      ---------       ----------
Accounts payable ...........................           $ 8,860         $15,595
Accrued compensation .......................             4,422           3,473
Other accrued expenses .....................             1,587           4,334
                                                       -------         -------
                                                       $14,869         $23,402
                                                       =======         =======

(6) LONG-TERM DEBT

   Long-term debt is summarized as follows:

                                                                               DECEMBER 31,
                                                                           --------------------
                                                                              1995      1996
                                                                           --------- ----------
Mortgage notes:
 11.5% note payable  in monthly  principal and interest  installments of
  $138 commencing  January 31, 1996 through June 30, 1996; interest only
  payments  of $130  commencing   July 31, 1996  through  June 30, 1998;
  principal and interest payments of $138  commencing  on  July 31, 1998
  and maturing on December 31, 2016.....................................   $13,600   $13,551
 9% note payable in monthly  principal and interest  installments of $50 commencing January 31, 1996  through June 30, 1996;  interest payments of $45 commencing July 31, 1996  through June 30, 1998;  principal and interest payments of $50 commencing on  July 31, 1998 and  maturing on
  December 31, 2016......................................................    6,000     5,967
 10% note payable in monthly interest only payments through December 31,
  1996; principal and interest payments of $19 commence January 31, 1997
  through December 31, 2021 .............................................    2,045     2,045
 9% note payable in semi-annual installments through March 9, 1998, plus
  interest payable quarterly ............................................    1,125       750
                                                                           --------- ----------
 Total mortgage notes payable............................................   22,770    22,313
Revolving line of credit with bank, due on December 31, 1996 ............    8,410        --
Revolving line of credit with bank, due on December 27, 1999 ............       --    14,495
Revolving line of  credit with  Integrated Health Services, Inc., due on
 December 27, 1998 (see note 14).........................................       --     2,000
11% note secured by property and  equipment,  interest only due monthly;
 principal due December 31, 2008.........................................       --    10,000

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



(6) LONG-TERM DEBT -- (CONTINUED)

                                                                                 DECEMBER 31,
                                                                             --------------------
                                                                                1995      1996
                                                                             --------- ----------
11% notes maturing  December 30, 2016, interest  and principal  payable in monthly installments of $47 commencing January 31, 1997; secured by a lien on substantially all of  the leasehold  assets of  several  long-term care
facilities.................................................................    2,892     4,835
Notes payable, secured by  equipment and land, maturing from June 19, 1997 to April 4, 2005; principal  payable in  monthly installments of $25, with
interest payable monthly at variable rates up to 15.13%....................      740       512
13% capital lease  payable in monthly principal  and interest installments ranging from $54 to  $65 through  April 30, 2015, with  a final payment of
$2,414.....................................................................       --     5,401
7% unsecured note payable, due on demand...................................       --       600
10% unsecured note payable in monthly principal  and interest installments
of $8, maturing on August 1, 1998..........................................       --       141
Other......................................................................      853        74
                                                                             --------- ----------
                                                                              35,665    60,371
Less current portion.......................................................    1,258     6,341
                                                                             --------- ----------
                                                                             $34,407   $54,030
                                                                             ========= ==========

   Mortgage notes aggregating $21,563 at December 31, 1996 are payable to Health and Retirement Properties Trust ("HRPT") and are secured by deeds of trust on 18 long-term care facilities located in Colorado and Nebraska and liens on substantially all of the common stock of certain of the Company's subsidiaries. These mortgage notes are subject to cross-default provisions under the Company's leases with HRPT (see note 7). The remaining mortgage note is secured by a deed of trust on one hospital (Georgiana) located in Alabama. The mortgage notes also provide for additional interest payable quarterly commencing in 1996 equal to the greater of (a) 5% of excess net patient revenues over a base year amount or
(b) the amount of the additional interest for the immediately preceding loan year.

   On April 4, 1996, the Company borrowed $10,000 from HRPT, pursuant to an 11% promissory note (the "HRPT Note"), to provide additional renovation and acquisition funding and general working capital. No principal payments are required until the maturity date of December 31, 2008 with interest payments made monthly. The HRPT Note is secured by all of the collateral security which secures the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT. As a result of closing this loan, the Company increased the refundable security deposit held by HRPT for all obligations by $550.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(6) LONG-TERM DEBT -- (CONTINUED)

REVOLVING LINES OF CREDIT

   On  August  7,  1995,  the  Company  entered  into  a  Revolving  Credit  and
Reimbursement Agreement with NationsBank of Florida, N.A. ("NationsBank") providing for a revolving credit facility (the "Loan Agreement") pursuant to which the Company was entitled to borrow from time to time up to $15,000, subject to a borrowing base of 80% of eligible accounts receivable. In July 1996, the agreement was modified to reflect a revised scheduled maturity of December 31, 1996. Outstanding loans bore interest equal to, as selected by the Company, either a floating rate (the greater of the federal funds rate plus .50% or NationsBank's prime rate) or a rate equal to the applicable Eurodollar rate plus 1.75% (subject to adjustment after September 30, 1996 based on certain financial ratios achieved by the Company). The Loan Agreement was secured by substantially all of the unencumbered assets of the borrowing entities and the capital stock of the Company's subsidiaries, Community Care of America of Alabama, Inc. and CCA of Maine, Inc. The Loan Agreement required the Company to maintain a prescribed level of tangible net worth (as defined), and current, fixed charge coverage and leverage ratios, placed limitations on indebtedness, liens, investments and transactions with affiliates and prohibited the payment of dividends. The revolving credit facility was paid in full in December 1996 with the proceeds from the Daiwa Securities of America, Inc. revolving credit facility (see below).

   On December 27, 1996, the Company entered into a Healthcare Receivables Purchase and Transfer Agreement with Daiwa Securities of America, Inc. ("Daiwa") providing for a 36 month revolving credit facility pursuant to which the Company may borrow from time to time up to $15,000, subject to a borrowing base formula. The Loan Agreement is secured by the assignment to the lender of all patient and third party settlement receivables. Proceeds from the line of credit were used to repay borrowings and terminate the Revolving Credit and Reimbursement Agreement with NationsBank discussed above. As of December 31, 1996, Daiwa advanced the Company an amount in excess of the borrowing base by approximately $4,800. Such amount has been classified as current portion of long term debt since repayment is due upon demand. The remaining outstanding loan will mature on December 27, 1999 and amounts advanced bear interest at a rate equal to the LIBOR rate at the time of each revolving advance plus 2.00% per annum. The interest rate at December 31, 1996 was 7.9065%. The agreement requires the Company to maintain a prescribed tangible net worth ratio as well as various other financial and non- financial covenants. (See Note 13 for further information)

   The Company and IHS entered into a loan agreement which, as amended, entitles the Company to borrow, until December 27, 1998, amounts on a revolving credit basis so that no more than $5,000 is outstanding at any time provided that, unless such advance is applied to the payment of management fees that become due to IHS under the Management Agreement (see Note 14), IHS consents to the making of advances, which consent may not be unreasonably withheld. This revolving credit facility bears interest at a rate per annum equal to the annual rate of interest set forth in IHS's revolving credit agreement with Citibank, N.A., plus 2%. Repayment of amounts advanced under this line of credit are subordinated to the payment of up to an aggregate of $30,000 of principal and interest on the Company's obligations to HRPT and Daiwa.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(6) LONG-TERM DEBT -- (CONTINUED)

   In connection with entering into the revolving credit facility, the Company issued warrants to purchase an aggregate of 752,182 shares of the Company's Common Stock, one-half of which are exercisable until January 13, 1999 at $3.22 per share (the average of the high and low trading price of the Company's Common Stock on January 14 and 15, 1997) and the remaining one-half of which are exercisable until January 13, 2002 at $6.44 per share. The number of shares subject to the warrants and the exercise prices are subject to adjustment in certain instances, including the Company issuing shares of Common Stock (or securities convertible into Common Stock) at less than the applicable exercise price. In connection therewith, the Company has granted to IHS certain rights to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended, at the Company's expense.

   Aggregate principal maturities of long-term debt for the next five years are as follows: 1997, $6,341; 1998, $2,666; 1999, $10,007; 2000, $328; 2001, $356
and thereafter $40,673.

   Information concerning interest expense is as follows:

                                                  YEARS ENDED DECEMBER 31,
                                                  ------------------------
                                                     1994   1995    1996
                                                    ------ ------ -------
Interest income applied to reduce interest
expense...........................................  $63    $ 96   $ 11
Interest capitalized to construction in progress .  $92    $107   $277

(7) LEASES

   The Company is lessee under operating leases of 34 long-term care facilities, of which one expires in February 2006, three expire in June 2007, and 30 expire in December 2010. The Company also leases certain office space and computer equipment expiring in 1998 and 1999. Minimum rent payments due under operating leases in effect at December 31, 1996 are summarized as follows:

1997 ..................................................                 $ 10,458
1998 ..................................................                   10,369
1999 ..................................................                   10,014
2000 ..................................................                   10,043
2001 ..................................................                   10,103
Thereafter ............................................                  146,363
                                                                        --------
 Total ................................................                 $197,350
                                                                        ========

   The leases for the 30 health care facilities are with HRPT and provide for two consecutive renewal options of six and thirteen years, respectively, at fair market rentals at the expiration of the initial term. In connection with these lease agreements, the Company was required to pay refundable deposits totaling $5,660 as of December 31, 1996 which has been subsequently reduced (see note
13). The leases for the three health care facilities, also with HRPT, provide for one renewal option for five years. The lease for one facility does not currently have a renewal option.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(7) LEASES -- (CONTINUED)

   With respect to the leases for the 30 health care facilities, the Company has the right of first refusal and an option to purchase the facilities at a price equal to the greater of a formula as defined in the lease agreement or the fair market value of the facilities. Minimum rentals are generally subject to adjustment for renovations made to the facilities by the lessor. Also, the leases provide for contingent rentals, based on a percentage of gross revenues of the facilities in excess of base year amounts. Contingent rentals were $150 in 1996; none were incurred during the period from inception to December 31, 1995. The lease agreements require the Company to maintain a current ratio of at least one to one and a minimum tangible net worth, as defined, of $5,000, which conditions were not met as of December 31, 1996. In addition, the lease agreements restrict the Company's ability to pay dividends, incur indebtedness or make distributions to affiliates. See note 13.

   The lease for office space provides for two, one-year renewal options and the equipment lease may be renewed for one year.

(8) INCOME TAXES

   The income tax benefit for 1996, all of which relates to deferred taxes, is summarized as follows:

   Federal income taxes .........................      $(7,375)
   State income taxes ...........................       (2,090)
                                                      ---------
                                                       $(9,465)
                                                      =========

   In 1995, the Federal and state income tax provision was offset by net operating loss carryovers of $280.

   The expected income tax rate of 34% differs from the rate resulting from the provision in the financial statements as follows:

                                                1994     1995      1996
                                              -------  --------  --------
Income tax (benefit) at statutory rate
(34%).......................................   34 %       34 %     (34)%
State income tax, net of federal benefit....    4 %        4 %      (4)%
Tax benefit of net operating loss
carryover...................................  (38)%       (7)%      -- %
Increase (decrease) in valuation allowance .   -- %       (1)%       3 %
Other.......................................   -- %       -- %       2 %
                                             -------  -------- --------
                                               -- %      30 %   $  (33)%
                                             =======  ======== ========

   The sources of deferred income tax (assets) and liabilities are as follows:

                                                            1995       1996
                                                         ---------- ----------
Excess of book over tax basis of assets................  $10,025    $11,179
Allowance for doubtful accounts........................     (651)    (1,262)
Accrued expenses.......................................     (803)    (3,173)
Net operating loss carryovers .........................     (870)    (8,717)
Pre-acquisition separate company net operating loss
carryovers.............................................   (1,365)    (1,406)
Other..................................................       22       (184)
                                                         ---------- ----------
                                                         $ 6,358    $(3,563)
Valuation allowance....................................    2,976      3,725
                                                         ---------- ----------
Deferred income tax liability..........................  $ 9,334    $   162
                                                         ========== ===========
                                      F-17

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

(8) INCOME TAXES -- (CONTINUED)

   At December 31, 1996, the Company had net operating loss carryovers available for Federal income tax purposes of approximately $26,293 which expire in the years 2007 through 2011, including pre-acquisition net operating loss carryovers of approximately $3,652 which expire in the years 2007 through 2011. The utilization of the pre-acquisition net operating loss carryovers is subject to certain annual limitations under the Internal Revenue Code and, under "change in ownership" provisions of the Code, other net operating loss carryovers may be subject to similar limitations.

   The valuation allowance relates, in part, to deferred tax assets that, when subsequently realized, will be applied to reduce goodwill and other intangible assets acquired to the extent that such allowances resulted in intangible assets when originally recorded in connection with acquisitions. As of December 31, 1996, the Company did not fully reserve all deferred tax assets since future operations are expected to generate sufficient taxable income to realize these assets. As of December 31, 1996, the portion of the valuation allowance to be applied to reduce goodwill in future years is approximately $3,725.

(9) REDEEMABLE PREFERRED STOCK

   On December 30, 1993, the Company issued Series A 8% Redeemable Cumulative Preferred Stock and warrants to purchase 1,331,814 shares of common stock at a price of $.0198 per share. The warrants were valued at $2,631 in accordance with the agreement of the parties and recorded as additional paid-in capital. The difference between the value allocated to the preferred stock at issuance of $5,536 and the aggregate redemption price of such shares of $8,167 was being accreted to preferred stock and charged against common stockholders' equity through the dates of mandatory redemption. Such accretion was $372 for the year ended December 31, 1994 and $231 for the year ended December 31, 1995. The preferred stock was redeemed at $100 per share and the warrants were exercised in August 1995 (see note 15).

(10) CAPITAL STOCK

   On July 28, 1995, the Company amended its certificate of incorporation decreasing the Company's authorized common stock from 35,000,000 shares to 15,000,000 shares, increasing the authorized shares of preferred stock to 1,000,000 shares and effecting a reverse common stock split of one-for-7.9. All share and per share data presented herein give effect to such changes.

At December 31, 1995 and 1996, the Company had outstanding stock options as follows:

Stock options outstanding pursuant to:

                                                            1995         1996
                                                          ---------    ---------
1993 Stock Option Plan .............................       265,196       216,928
1993 Senior Executive Stock Option Plan ............        57,799        16,565
1995 Stock Option Plan .............................       153,910       208,894
1995 Non-Employee Directors Option Plan ............        14,835        71,978
                                                           -------       -------
Total Stock Options Outstanding ....................       491,740       514,365
                                                           =======       =======

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(10) CAPITAL STOCK -- (CONTINUED)

   The Company established the 1993 Stock Option Plan and the 1993 Senior Executive Stock Option Plan effective July 1, 1993. The 1993 Stock Option Plan provides that up to 289,258 shares of common stock may be issued to certain key employees and consultants of the Company. Options granted to date under this plan vest either immediately or over three years and expire ten years from the date of grant. The 1993 Senior Executive Stock Option Plan provides that up to 74,364 options may be issued to senior executive officers of the Company. Options granted to date under this plan vest over a period of seven years, with accelerated vesting in some instances, based upon the occurrence of certain events, including the achievement of earnings targets. The outstanding options at December 31, 1996 expire ten years from the date of grant subject to earlier termination in certain cases.

   In 1995, the Company established the 1995 Stock Option Plan and the 1995 Non-Employee Directors Option Plan. The 1995 Stock Option Plan provides that up to 500,000 shares of common stock may be issued to certain key employees and consultants of the Company pursuant to options granted from time to time under this plan. Options granted to date under this plan vest either immediately or over periods from three to seven years, with accelerated vesting in some instances, based upon the occurrence of certain events, including the achievement of earnings targets. The outstanding options at December 31, 1996 expire ten years from the date of grant subject to the earlier termination in certain cases. The 1995 Non-Employee Directors Option Plan provides that up to 100,000 shares of common stock may be issued to non-employee directors pursuant to options automatically granted under that plan upon election as a director and annually following the annual meeting of shareholders electing directors. Options granted to date under this plan vest in three equal semi-annual installments beginning six months after the date of grant and expire ten years from the date of grant subject to the earlier termination in certain cases.

   All stock options issued by the Company have been granted with exercise prices equal to or greater than the estimated fair market value of the common stock on the date of grant. Stock option transactions are summarized as follows:

                                            1995                  1996
                                   --------------------- ----------------------
                                               WEIGHTED               WEIGHTED
                                                AVERAGE                AVERAGE
                                               EXERCISE               EXERCISE
                                     SHARES      PRICE      SHARES      PRICE
                                   ---------- ---------- ----------- ----------

Outstanding at beginning of
year.............................  292,936    $ 4.44      491,740    $ 7.68
Granted..........................  230,339     11.42      226,132     11.23
Exercised........................       --        --      (33,385)     4.62
Canceled.........................  (31,535)     6.75     (170,122)     8.95
                                   ---------- ---------- ----------- ----------
Outstanding at end of year ......  491,740    $ 7.68      514,365    $ 9.03
                                   ========== ========== =========== ==========
Options Exercisable at end of
year.............................  206,006    $ 5.10      222,310    $ 6.34
                                   ========== ========== =========== ==========

   The following summarizes information about stock options outstanding as of December 31, 1996:

                                OPTIONS OUTSTANDING                     OPTIONS EXERCISABLE
                  ----------------------------------------------- ------------------------------
                                  WEIGHTED AVG.
    RANGE OF          NUMBER        REMAINING        WEIGHTED         NUMBER        WEIGHTED
    EXERCISE       OUTSTANDING     CONTRACTUAL        AVERAGE      EXERCISABLE       AVERAGE
     PRICES        AT 12/31/96        LIFE        EXERCISE PRICE   AT 12/31/96   EXERCISE PRICE
----------------  ------------- ---------------- ---------------- ------------- ----------------
      $3.71       150,685            6.54             $ 3.71         141,219       $ 3.71
 $9.50 - $10.50   210,048            8.93               9.84          61,567        10.11
$10.51 - $14.00   153,632            9.10              13.12          19,524        13.49
                  ------------- ---------------- ---------------- ------------- ----------------
                  514,365            8.28             $ 9.03         222,310       $ 6.34
                  ============= ================ ================ ============= ================

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(10) CAPITAL STOCK -- (CONTINUED)

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock options. Accordingly, no compensation expense has been recognized in connection with its stock options. Had compensation expense for the Company's stock options been determined consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                                         1995                      1996
                                              ------------------------- -------------------------
                                               AS REPORTED   PRO FORMA   AS REPORTED   PRO FORMA
                                              ------------- ----------- ------------- -----------
Net earnings (loss) applicable to common stock  $1,041        $  890      $(18,905)     $(19,283)
Per common share:
 Earnings (loss) before extraordinary charge..    0.42          0.49         (2.56)        (2.61)
 Extraordinary charge.........................   (0.20)        (0.26)         0.00          0.00
                                              ------------- ----------- ------------- -----------
 Net earnings (loss)..........................    0.22          0.23         (2.56)        (2.61)
                                              ============= =========== ============= ===========

   The fair value of the options for purposes of the above pro-forma disclosure was calculated using the Black-Scholes option pricing model and the following assumptions: risk free interest rate of 6.58%, weighted average expected lives of 5 to 8.5 years, no dividend payments, and a volatility of 35.8% based on the annualized 10 year industry average. The effects of applying SFAS No. 123 in the pro forma net earnings and earnings per share for 1995 and 1996 may not be representative of the effects on such pro-forma information for future years.

(11) FAIR VALUE OF FINANCIAL INSTRUMENTS

   The  carrying  amount  of  cash  and  cash   equivalents,   patient  accounts
receivable, other current assets, accounts payable, and accrued expenses approximates fair value because of the short-term maturity of these instruments. The fair value of third-party payor settlements receivable is estimated by discounting anticipated cash flows using estimated market discount rates to reflect the time value of money. The fair value of the Company's long term debt is estimated based on current rates offered to the Company for similar instruments with the same remaining maturities. Management of the Company believes the carrying amount of the above financial instruments approximates the estimated fair value.

(12) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES

   Operating expenses for 1996 include total non-recurring charges of $22.1 million and consist of the following:

                                                                                            EXIT
                                                              LOSS ON         OTHER       COSTS AND
                                                           IMPAIRMENT OF      ASSET       EMPLOYEE
                                                             INVESTMENT    WRITE-OFFS   TERMINATIONS    TOTAL
                                                          --------------- ------------ -------------- ---------

Sandy River management contract termination.............      $ 5,453        $1,086        $3,360     $ 9,899
Aurora and Toledo facilities closed or voluntarily
decertified.............................................        1,450            --           207       1,657
Costs of a physician practice, primary care clinics,
adult day care centers, and other programs closed ......        3,013            --         1,484       4,497
Memorial Health Group acquisition termination ..........        3,924           264           210       4,398
Termination of offerings of debt and equity securities .           --         1,677            --       1,677
                                                          -------------- ------------- -------------- ---------
                                                              $13,840        $3,027        $5,261     $22,128
                                                          ============== ============= ============== =========

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(12) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES -- (CONTINUED)

   In the second quarter of 1996, management made the decision to exit certain activities, including the termination of the management agreement and related purchase option for the Sandy River facilities and the closing of four primary care clinics, four adult day care centers and one physician practice.

   The Company terminated its management and purchase option agreements with the Sandy River Group since the facilities were not generating sufficient cash flows to pay the Company's management fees. As a result, management evaluated its investment related to the management agreement and purchase option for impairment. This analysis identified approximately $9,899 in write-offs, including the write-offs of (1) the $5,000 purchase option deposit, (2) unsecured management fees of $1,086, (3) direct acquisition costs of $453 and
(4) accrued exit and termination costs of $3,360 to transfer the properties back to the Sandy River Group. As of December 31, 1996, substantially all exits costs have been paid.

   The four primary care clinics, four adult day care centers and one physician practice were closed as a result of their unfavorable financial performance and the negative impact these centers had on the Company's long-term care business. As a result, the Company wrote-off development costs and property and equipment relating to these activities of $3,013. In addition, the closure of these clinics resulted in eliminating approximately 14 positions, primarily doctors and clinical staff, through an involuntary severance program. Total employee termination benefits provided in the financial statements were $454 as of December 31, 1996, of which $138 was unpaid as of December 31, 1996 and will be paid in 1997. Other costs to exit these activities include lease termination costs of $964 which will paid over the remaining lease terms and other exit costs of $66. Both of these obligations were incurred under contractual obligations that existed prior to the commitment date and will continue after the plan is completed with no economic benefit to the Company. Total lease termination and other exit costs accrued but not paid as of December 31, 1996 was $873. Management anticipates that an additional $750 of costs will be incurred in 1997 . Management expects the necessary activities to exit these operations will be complete by December 31, 1997.

   On December 31, 1996, the Company terminated an agreement to acquire other rural hospitals in Georgia and transferred Memorial Healthcare, Inc. d/b/a Smith Hospital (Smith) back to the sellers since CCA was not able to secure the necessary financing to complete the transaction. The total non-recurring charge to income related to this transaction was approximately $4,398 and consisted of
(1) the write-off of the investment in Smith's net assets, including transaction costs of $3,924 (2) other asset write-offs of $264 and (3) exit costs of $210.

   Other non-recurring charges represent the write-off of approximately $1,677 in deferred financing costs as a result of unsuccessful attempts to raise capital through a secondary stock offering and a high yield debt offering. Also, the Company reviewed the long-lived assets of the Aurora and Toledo facilities for recoverability and determined that an additional write-down of $1,450 was required. Such write-down has been reflected in non-recurring charges for the period ended December 31, 1996.

   The revenues and net operating losses from activities that will not be continued are as follows:

                                                                                                           1994    1995     1996
                                                                                                          ------ -------- --------
Revenue from primary care clinics, adult day care centers, a physician practice and other programs closed    --   $1,177   $5,107
Net operating losses from primary  care  clinics, adult  day  care  centers,  a  physician  practice  and
other programs closed....................................................................................    --   $  (95)  $ (880)
Revenue from management contracts and agreements terminated..............................................    --   $1,318   $3,336
Net operating income from management contracts and agreements terminated ................................    --   $  427   $1,126

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)



(12) LOSS ON IMPAIRMENT OF LONG-LIVED ASSETS AND OTHER NON-RECURRING CHARGES -- (CONTINUED)

   In 1996, the Company adopted Financial Accounting Standard (SFAS) No. 121, "Loss on Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of." As a result, the Company performed a review of the events and/or changes in circumstances that would suggest that the carrying amount of the Company's asset may not be recoverable. This analysis included a consideration of (1) the business, legal and economic climate for events that could adversely affect the carrying value of an asset, (2) any physical changes in assets, (3) the accumulated costs in excess of the amounts originally expected to acquire and/or construct an asset, (4) decreases in the market value of assets and (5) current period operating or cash flow losses that demonstrate continuing losses associated with an asset used for the purpose of producing revenue. In addition, the Company estimated the future cash flows expected to result from assets to be held and used.

   In estimating the future cash flows for determining whether an asset is impaired, the Company grouped its assets at the lowest level for which there are identifiable cash flows independent of other groups of assets (i.e., by long term care facility). The results of comparing future undiscounted cash flows to historical carrying value, together with the evaluation of the facts and circumstances that may indicate an asset may not be recoverable, indicated that the Toledo and Aurora facilities were eligible for an impairment charge. None of the Company's remaining facilities were reduced since the carrying value of the assets were less than the undiscounted cash flows.

   During 1996, the Company closed its Aurora facility and voluntary decertified its Toledo facility from the Medicare program due to quality of care issues, unfavorable market conditions, the reduction in reimbursement from third-party payors and competition. Accordingly, these events and circumstances, together with the unfavorable undiscounted future cash flows, caused the Company to perform further evaluations of whether the carrying amount of these assets were recoverable.

   After determining that an impairment charge for Toledo and Aurora was appropriate, the Company determined the estimated fair value of such facilities using standard industry valuation techniques. The excess carrying value of goodwill, buildings and improvements, leasehold improvements and equipment above the fair value was $1,450 and is included in the statement of operations for 1996 as loss on impairment of long-lived assets.

   Prior to the adoption of SFAS 121, the Company evaluated impairment on the entity level. Such evaluation yielded no impairment charge.

(13) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES

   The Company has undergone major restructuring and reorganization in 1996 resulting in the closure or termination of certain business activities and acquisitions and the termination of offerings of debt and equity securities. During the year ended December 31, 1996 the Company incurred a loss of $18,905 and had negative cash flow from operating activities. As of December 31, 1996, the Company had a working capital deficiency of $10,952 and was in default with respect to certain of its debt, lease and other agreements. These circumstances would naturally raise doubt about the Company's ability to continue as a going concern. Management's plans with respect to this matter are discussed below.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

(13) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (CONTINUED)

   In October 1996, management engaged Smith Barney, Inc. as financial adviser to assist in evaluating debt and equity financing alternatives, including the possible sale of the Company. Management is evaluating the possibilities with respect to the interest expressed by potential acquirers, joint venture partners and organizations which might provide an infusion of capital. Also, management is pursuing a financial restructuring plan and, in order to obtain sufficient financial resources, the Company has accomplished the following subsequent to December 31, 1996:

     1. Refinanced the revolving line of credit with its bank to extend the payment terms related to $4,800 of debt due on demand at December 31, 1996 and issued five year warrants to purchase 1,787,568 shares of Common Stock (subject to reduction as payments of such debt is made) at $2.25 per share subject to adjustment in certain circmustances).

     2. Obtained the release of approximately $4,000 of security deposits through a modification of the lease with HRPT to reduce rental payments.

     3. Obtained a settlement agreement dated March 1, 1997 with the shareholders of 219,798 shares of common stock subject to repurchase (the put contract), which provides that, in lieu of repurchasing the shares, the Company pay $500 and issue an 8.5% note payable due on September 1, 1997 in an amount equal to $1,681 less the proceeds from the sale of the shares by the shareholders..

     4. Obtained waivers of financial covenant violations and related defaults under debt and lease agreements through February 1998.

     5. Obtained a guarantee from IHS with respect to debt payments of approximately $4,800 and lease payments of up to $10,000 in exchange for warrants which allow IHS to purchase up to 379,900 shares of the Company's common stock at $1.937 per share.

     6.   Obtained an  extension on the payment of fees payable to IHS under the
          management   agreement   discussed  in  Note  14  through  April  1998
          (estimated to be $2,200 for 1997.)

   In addition, the Company continues to pursue negotiations to obtain additional debt or equity capital and anticipates finalizing its financial restructuring plan soon. The Company believes it has obtained sufficient financing commitments for the next year. However, other commitments will likely be necessary to successfully accomplish the financial restructuring plan beyond the next year.

   The Company acquires or leases and operates long-term health care facilities in medically-underserved rural communities, and uses such facilities as platforms to develop networks offering a range of other healthcare services. Facilities owned or leased by the Company are in the states of Alabama, Colorado, Georgia, Iowa, Kansas, Louisiana, Missouri, Nebraska, Texas and Wyoming. The Company and others in the healthcare business are subject to certain inherent risks, including the following:

     o Substantial dependence on revenues derived from reimbursement by the Federal Medicare and state Medicaid programs;

     o Government regulation, government budgetary constraints and proposed legislative and regulatory changes; and

     o    Lawsuits alleging malpractice and related claims.

   Such inherent risks require the use of certain management estimates in the preparation of the Company's financial statements and it is reasonably possible that a change in such estimates may occur.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(13) CERTAIN SIGNIFICANT RISKS AND UNCERTAINTIES -- (CONTINUED)

   The Medicare and various state Medicaid reimbursement programs represented 20% and 50%, respectively, of the Company's revenues for the year ended December 31, 1996, and the Company's operations are subject to a variety of other Federal, state and local regulatory requirements. Failure to maintain required regulatory approvals and licenses and/or changes in such regulatory requirements could have a significant adverse effect on the Company. Changes in Federal and state reimbursement funding mechanisms, related government budgetary constraints and differences between final settlements and estimated settlements receivable under Medicare and Medicaid retrospective reimbursement programs, which are subject to audit and retroactive adjustment as discussed in note 3, could have a significant adverse effect on the Company. Also, the Company is from time to time subject to malpractice and related claims and lawsuits, which arise in the normal course of business and which could have a significant effect on the Company. The Company believes that adequate provision for these items has been made in the accompanying consolidated financial statements and that their ultimate resolution will not have a material effect on the consolidated financial statements.

   Since its inception, the Company has grown through acquisitions, and realization of acquisition costs, including excess costs over fair value of net assets acquired, is dependent initially upon the consummation of the acquisitions and subsequently upon the Company's ability to successfully integrate and manage acquired operations. Also, the Company's development of integrated healthcare networks is dependent upon successfully effecting economies of scale, the recruitment of skilled personnel and the expansion of services and related revenues. The Company has not completed implementing its network strategy at any facilities, and realization of related development costs cannot be assured. Finally, see note 12 for certain significant risks and uncertainties, resulting in the loss on impairment of investments and other non-recurring charges in 1996.

(14) RELATED PARTY TRANSACTIONS

   On January 19, 1994, the Company entered into a Medicare consulting agreement with Symphony Care Consulting, Inc. (SCCI), a wholly-owned subsidiary of Integrated Health Services, Inc., as amended on May 1, 1995. The consulting agreement provided Medicare reimbursement and certification services including training, cost report preparation and accounting services through January 1996. Costs paid to SCCI were $410 in 1994, $453 in 1995, and $148 in 1996. In 1996, the Company paid Symphony Rehabilitation Services (SRS) and Symphony Pharmacy Services (SPS), wholly owned subsidiaries of IHS, $162 for therapy and $98 for pharmacy services, respectively. Also, the Company paid IHS approximately $500 in 1994 and $186 in 1995 to reimburse IHS for expenses incurred on behalf of the Company in connection with the start-up of CCA's operations, the acquisition of MeritWest and due diligence service in connection with the public offering. No amounts were paid to IHS in 1996. Two of the Company's directors are employees, directors and stockholders of IHS. The Company believes that the terms of the agreement with SCCI and the amounts paid to IHS, SRS and SPS for services are on terms as favorable as could have been obtained from unaffiliated third parties.

   Loans receivable from officers and directors of $425 at December 31, 1996 mature on various dates with accrued interest at 8% per annum.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)


(14) RELATED PARTY TRANSACTIONS -- (CONTINUED)

   On December 27, 1996, the Company and IHS entered into a loan agreement which, as amended, entitles the Company to borrow, until December 27, 1998, amounts on a revolving credit basis so that no more than $5,000 is outstanding. Loan advances are subject to the consent of IHS making of advances, which consent may not be unreasonably withheld. This revolving credit facility bears interest at a rate per annum equal to the annual rate of interest set forth in IHS's revolving credit agreement with Citibank, N.A., plus 2%. Repayment of amounts advanced under this line of credit are subordinated to the payment of up to an aggregate of $30,000 of principal and interest on the Company's obligations to HRPT and Daiwa. As of December 31, 1996, IHS had advanced the Company $2,000.

   In connection with entering into the revolving credit facility, the Company issued warrants to purchase an aggregate of 752,182 shares of the Company's Common Stock, one-half of which are exercisable until January 13, 1999 at $3.22 per share (the average of the high and low trading price of the Company's Common Stock on January 14 and 15, 1997) and the remaining one-half of which are exercisable until January 13, 2002 at $6.44 per share. The number of shares subject to warrants and the exercise prices are subject to adjustment in certain instances, including if the Company issues shares of Common Stock (or securities convertible into Common Stock) at less than the applicable exercise price. In connection therewith, the Company has granted to IHS certain rights to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended, at the Company's expense.

   On December 27, 1996, the Company entered into a Management Agreement (the "Management Agreement") with Integrated Health Services, Inc. ("IHS") pursuant to which the Company is employing IHS to supervise, manage and operate the financial, accounting, MIS, reimbursement and ancillary services contracting functions for the Company until December 31, 2001. The Management Agreement provides for the Company to pay to IHS for its services, until December 31, 1997, an amount equal to the lesser of 2% of the Company's gross revenues (as defined) or the Company's annualized cost of performing those services itself based on the period July 1, 1996 through December 31, 1996. Thereafter, the management fee payable to IHS is to be the lesser of 2% of the Company's gross revenues or a percentage of gross revenues determined by comparing the Company's cost of performing such functions during the period July 1, 1996 through December 31, 1996 to its gross revenues for that period. The gross revenues percentage which is fixed may be increased from 2.0% to 2.5% by mutual agreement of the parties following IHS's review of the Company.

(15) INITIAL PUBLIC OFFERING

   In August 1995, the Company issued 3,450,000 shares of common stock to the public in an initial public offering at a price of $9.50 per share. Net proceeds after underwriting discounts and expenses of the offering were $27,589.

   The Company used the net proceeds of the offering to, among other things, pay $10,800 of indebtedness to HRPT plus a prepayment penalty of approximately $600 and redeem the Series A Preferred Stock for approximately $8,167. Concurrently with the completion of the offering, the Series A Preferred Stockholders purchased an aggregate of 1,331,814 shares of Common Stock through their exercise of warrants by applying 263 shares of Series A Preferred Stock, having an aggregate redemption value of $26,300, in payment of the full exercise price of the warrants.

   As a result of the repayment of certain indebtedness through the application of a portion of the proceeds from the offering and the proceeds from a concurrent borrowing, the Company recorded an extraordinary charge to earnings of $1,398 related to prepayment penalties and the write-off of deferred financing costs ($992, net of income tax benefit of $406).

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

(16) SANDY RIVER TRANSACTION

   Effective as of August 15, 1995, the Company entered into management agreements for ten long-term care facilities (the "Sandy River Facilities"), obtained an option to acquire all of the entities which own the ten facilities (the "Option") and agreed to make fully secured loans to such entities for up to $3,100. Effective as of August 15, 1996, the Company terminated the management agreements since the Sandy River Facilities were not generating sufficient cash flows to pay CCA's management fees.

   Under the prior management agreements, the Company's monthly base management fee was 7% of gross revenues (as defined) during the initial term. Management fees were subordinated to the prior payment of all costs, expenses, certain capital expenditures, lease payments and scheduled payments of principal and interest on the indebtedness of the facilities, and a portion was subordinated to certain advances and fees of approximately $400 per annum payable to Sandy River Development, Inc. ("SRD"), a service company whose four principals were also principals of certain owners of the Sandy River Facilities. In accordance with the settlement agreement, unpaid management fees of $1,086 were waived by the Company upon the termination of the management agreements. See note 12.

   The Company recorded management fee revenue of $1,136 in 1995 and $1,266 in 1996. As part of the Company's strategy to make operational improvements at the time it assumed the operations of facilities acquired or managed, the Company implemented an action plan to improve the cash flows of the Sandy River Facilities, which included specific steps to increase patient census, increase Medicare utilization (which program has a higher per diem reimbursement rate), maximize total third party reimbursement and introduce a cost savings program through efficiencies and other professional management techniques. However, despite the implementation of management's action plan, the Sandy River Facilities did not generate sufficient cash flows to pay the entire management fee, and it became apparent in 1996 that the facilities could not be managed on a profitable basis.

   The Company had also loaned $2,533 under secured revolving credit notes and term promissory notes to certain entities (the "Borrowing Entities") which owed indebtedness that was personally guaranteed by the principals of the entities which own the Sandy River Facilities. The loans were primarily to enable the Borrowing Entities to retire such indebtedness and thereby release such principals from their personal guaranties. The loans to the Borrowing Entities matured on August 10, 1996. The Company's loans to the Borrowing Entities bore interest at the rate payable by the Company under the Company's revolving credit facility and were secured (on a several basis) by, among other assets, the accounts receivable of the Sandy River Facilities and mortgages on certain of the Sandy River Facilities. Pursuant to the settlement agreement, CCA released the Borrowing Entities from their obligations as consideration for the amounts the Company owed to the Sandy River Group as a result of the termination of the management agreement and related agreements.

   Under a related option agreement, the Company had the right to purchase the entities which own the ten facilities, during the initial three year term of the management agreements, and the Company had a nonrefundable $5,000 purchase option deposit, of which $1,850 was paid through the issuance of 194,737 shares of Common Stock valued at $9.50 per share. In 1996, the Company terminated the option and wrote-off the purchase option deposit of $5,000.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1994, 1995 AND 1996
          (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)-(CONTINUED)

(16) SANDY RIVER TRANSACTION -- (CONTINUED)

   The Company granted the holders of the 194,737 shares of Common Stock, issued as partial payment of the purchase option deposit, the right to "piggyback" such shares on one occasion in certain registration statements filed by the Company under the Securities Act. As of April 14, 1997 such shares have not been included in certain registration statements filed by the Company under the Securities Act. In addition, each holder was also granted the right to require the Company to repurchase up to 25%, 25% and 50% of their shares during the one month period following each of March 15, 1996, September 15, 1996 and March 15, 1997, respectively, at a price equal to $9.50 per share, or if higher and a registration statement under the Securities Act with respect to such shares is not then effective, the market price of the shares. On October 27, 1996, as a result of the terminated management agreement, the holders of these shares exercised rights under the Option agreement and required the Company to repurchase the aforementioned shares for $9.50 per share. The total amount due to holders of stock of $2,181 has been classified as a current liability as of December 31, 1996. The agreement was superseded by a settlement agreement dated March 1, 1997. See note 13 for further information.

(17) SUPPLEMENTAL CASH FLOW INFORMATION

   Significant non-cash financing and investing activities are summarized in notes 2 and 12 and as follows:

     o Accretion of the discount on preferred stock resulted in an increase in preferred stock and a decrease in additional paid-in capital of $371 in 1994 and $231 in 1995.

     o    Preferred stock dividends of $163 in 1994 were accrued but not paid.

     o Common Stock with fair value of $150 was issued for legal services in connection with acquisitions in 1994.

     o The realization of deferred tax assets relating to the MeritWest acquisition and the corresponding reduction of the valuation allowance decreased the excess of cost over fair value of net assets acquired by $215 in 1995.

     o The Sandy River transaction resulted in an increase in deposits of $1,850 which was financed by issuance of common stock in 1995.

     o The transfer in 1996 of Smith Hospital back to the prior owners resulted in a non cash charge to income of $4,398 which consists of the following:

             Property, plant and equipment ....................    $ 5,907
             Long term debt ...................................     (3,000)
             Deferred financing costs .........................        264
             Other ............................................      1,227
                                                                   -------
                                                                   $ 4,398
                                                                   =======

   Cash payments for interest, net of amounts capitalized, were $3,678 in 1995 and $5,008 in 1996. Cash payments for income taxes were $3 in 1995 and $32 in 1996.

               COMMUNITY CARE OF AMERICA, INC. AND SUBSIDIARIES


                       COMMUNITY CARE OF AMERICA, INC.
               SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                               YEARS ENDED DECEMBER 31,
                                                             ---------------------------
                                                               1994     1995      1996
                                                             -------- -------- ---------
Allowance for doubtful accounts and contractual adjustments:
 Balance at beginning of period............................  $1,200   $1,100   $1,978
 Provisions for bad debts charged to operations............      52      658    1,867
 Provisions for contractual adjustments charged to
  operations...............................................      --      310      495
 Acquired companies........................................      --      307      984
 Accounts receivable written off, net of recoveries........    (152)    (397)    (491)
                                                             -------- -------- ---------

 Balance at end of period..................................  $1,100   $1,978   $4,833
                                                             ======== ======== =========