Form 10-K/A
period 1996-12-31
COMMUNITY CARE OF AMERICA INC
filed 1997-05-01
CIK 945772

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    --------

                                   FORM 10-K/A

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996. OR |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

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

           Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. |X| Yes |_| No

           Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

           The aggregate market value of Common Stock held by non-affiliates of the registrant as of March 31, 1997 was approximately $19,161,858. Solely for purposes of this computation, the registrant's directors and executive officers have been deemed to be affiliates. Such treatment is not intended to be, and should not be construed to be, an admission by the registrant or such directors and officers that any of such persons are "affiliates," as that term is defined under the Securities Act of 1933.

           The number of shares of common stock outstanding as of March 31, 1997 was 7,597,801.

                       DOCUMENTS INCORPORATED BY REFERENCE
                                      None

================================================================================

                                     PART II

ITEM 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

           The directors and executive officers of the Company are as follows:


NAME                             AGE    POSITION
John L. Silverman.............    55    Chairman of the Board and Director
Deborah A. Lau................    36    President, Chief Executive Officer and
                                           Director
William J. Krystopowicz.......    45    Executive Vice President and
                                           Director of Mergers and Acquisitions
Robert N. Elkins, M.D.........    53    Director
Michael S. Blass..............    40    Director

           John L. Silverman has, since July 1995, been President and Chief Executive Officer of Asia Care, Inc., a company seeking investments in Asia for its parent, Integrated Health Services, Inc. ("IHS"). From 1985 until he joined Asia Care, Inc., Mr. Silverman was President and Chief Executive Officer of Venturecorp, Inc., a venture capital and investment management company. He has also served as Chief Financial Officer since October 1990, and President from October 1990 to April 1993, of the Chi Systems Inc., a healthcare consulting company. Mr. Silverman has served as the Chairman of the Board of the Company since December 1993. Mr. Silverman is also a director of IHS and several private companies.

           Deborah A. Lau joined the Company as Executive Vice President and Chief Operating Officer in October 1995 and became President and Chief Executive Officer (while retaining the post of Chief Operating Officer) of the Company on April 4, 1997. From March 1989 until she joined the Company, Ms. Lau served in various capacities with IHS, serving as Vice President of Financial Operations from January 1995, Vice President Healthcare Controller from November 1993 to December 1994 and Regional Vice President from March 1989 to November 1993. Prior thereto, Ms. Lau served as Assistant Controller at Continental Care Centers, Inc. Ms. Lau received a B.S. degree in Accounting and Business Administration from Towson State University.

           William J. Krystopowicz joined the Company in July 1993, serving as interim President until February 1994, since which time he has been Executive Vice President. Mr. Krystopowicz also served as the Company's Chief Financial Officer from February 1994 until June 1995. Prior to joining the Company, Mr. Krystopowicz served as IHS's Senior Vice President of Financial Services from August 1988 and Vice President - Controller from June 1986 to July 1988. From July 1985 until he joined IHS, Mr. Krystopowicz was Director of Finance and Reimbursement of Genesis Health Ventures, Inc., a long-term care operator. Mr. Krystopowicz received a B.S. degree in Accounting from LaSalle University.

           Robert N. Elkins, M.D., founder of the Company, has served as a director of the Company since December 1992. Dr. Elkins is currently Chairman of the Board and Chief Executive Officer of IHS, a leading provider of subacute healthcare services, positions he has held since March 1986. From 1980 until co-founding IHS in 1986, Dr. Elkins was a co-founder and Vice President of Continental Care Centers, Inc., an owner and operator of long-term healthcare facilities. From 1976 through 1980, Dr. Elkins was a practicing physician. Dr. Elkins is a graduate of the University of Pennsylvania, received his M.D. degree from the Upstate Medical Center, State University of New York, and completed his residency at Harvard University Medical Center. Dr. Elkins is also a director of Capstone Capital Corporation and Davstar Industries, Inc.

           Michael S. Blass has served as a director of the Company since July 1995. Mr. Blass has been a partner in the law firm of Blass & Driggs for more than the past five years. Mr. Blass received a B.A. degree from Georgetown University and a J.D. degree from Fordham University.

           The Company's Certificate of Incorporation provides that the Board of Directors shall be divided into three classes, with such classes to be as nearly equal in number as the then total number of directors constituting the entire Board permits. Each class is elected for a term of three years. The Company's Board of Directors presently consists of four members. Deborah A. Lau and Michael S. Blass serve as Class I directors, John L. Silverman serves as Class II director and Robert N. Elkins serves as Class III director, with terms of office scheduled to expire at the Company's 1999, 1997 and 1998 Annual Meetings of Stockholders, respectively.

           Officers are elected by the Board of Directors and may be removed at any time by the Board. The officers of the Company are elected annually by the Board of Directors at its meeting held immediately after the annual meeting of the stockholders, and hold their respective offices until their successors are duly elected and qualified.

           Stockholders of the Company who, at April 25, 1997, owned an aggregate of 733,392 shares of Common Stock (including 287,602 shares owned by a partnership in which a limited partnership controlled by Dr. Elkins is a general partner and is afforded sole voting power) are parties to a Voting Agreement (the "Voting Agreement") with Dr. Elkins, in which such stockholders have agreed that, during the ten-year term of the Voting Agreement (which was effective January 26, 1996), at all meetings of stockholders and in all written consents of stockholders, they will vote all Common Stock owned by them in the same manner as Common Stock owned by Dr. Elkins (846,235 shares) is voted by him. Each such stockholder has also irrevocably appointed Dr. Elkins as proxy to represent and vote all shares of Common Stock of such stockholder at any meeting of stockholders of the Company and in all actions taken by written consent of stockholders. Common Stock owned by such stockholders will cease to be subject to the Voting Agreement following any sale thereof in an underwritten public offering pursuant to the Securities Act of 1933, as amended, or in a sale under Rule 144 promulgated under such Act. In addition, Equity-Linked Investors, L.P. ("ELI-I") and Equity-Linked Investors II ("ELI-II") have entered into a Stockholders' Agreement with Dr. Elkins and the Company (the "Stockholders' Agreement"), pursuant to which ELI-I and ELI-II are collectively entitled to designate two nominees to the Company's Board of Directors. Dr. Elkins has agreed, pursuant to the Stockholders' Agreement, to vote all shares over which he has voting control for the election of such nominees. If the collective ownership of ELI-I and ELI-II falls below 665,907 shares, they will be entitled to one board nominee so long as they own any shares of Common Stock. ELI-I and ELI-II, which currently own an aggregate of 1,331,814 shares of the Company's Common Stock, have had no designees sitting on the Board since June 1996. See "Security Ownership of Certain Beneficial Owners and Management" in Item 12 of this Report.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

           Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's executive officers and directors, and persons who beneficially own more than 10% of the Company's Common Stock, to timely file initial statements of stock ownership and statements of changes of beneficial ownership with the Securities and Exchange Commission and furnish copies of those statements to the Company. Based solely on a review of the copies of the statements furnished to the Company to date, or written representations that no statements were required, the Company believes that all statements required to be filed by such persons with respect to the Company's fiscal year ended December 31, 1996 were timely filed, except that Messrs. Damon Ball, Rohit Desai and Daniel Pine, former directors of the Company, were late in filing reports covering the automatic grant of options to them in 1996 under the Company's 1995 Non-Employee Director Stock Option Plan.

ITEM 11:  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

           The following table sets forth the annual and long-term compensation for services in all capacities to the Company for the years ended December 31, 1994, 1995 and 1996 of those persons who, at any time during the year ended December 31, 1996, were: (i) the chief executive officer of the Company or (ii) an executive officer whose compensation exceeded $100,000 during that year (the "Named Officers"):

                                                                                         LONG-TERM COMPENSATION
                                               ANNUAL COMPENSATION                             AWARDS
                                ---------------------------------------------------   ---------------------------
                                                                                      RESTRICTED       SECURITIES
NAME AND                                                           OTHER ANNUAL        STOCK          UNDERLYING      ALL OTHER
PRINCIPAL POSITION(1)           YEAR   SALARY($)  BONUS($)(2)    COMPENSATION($)(3)   AWARDS($)        OPTIONS(#)     COMPENSATION
------------------              ----   ---------  -----------    ------------------   ---------        ----------     ------------
Gary W. Singleton               1996   $208,076   $ 76,110(4)            --                --         100,000(5)      $126,275(6)
  President and
  Chief Executive Officer

Kenneth W. Creasman             1996     96,503       --                 --                --            --            133,760(7)
  Former President and Former   1995    282,426     60,000               --                --            --              5,660
  Chief Executive Officer       1994    263,916    234,065(8)            --            $100,171(9)     86,487           50,000

Deborah A. Lau                  1996    230,739     56,250               --                --            --            126,615(6)
  Executive Vice                1995     56,250     55,000               --                --          60,000           88,781
  President and Chief
  Operating Officer

William J. Krystopowicz         1996    180,003       --                 --                --            --            125,400(6)
  Executive Vice President      1995    138,917     40,000               --                --            --             25,000
  and Director of Mergers       1994    125,000     65,938                                                                --
  and Acquisitions

David H. Fater                  1996    221,050       --                 --                --            --            144,062(6)
  Executive Vice President      1995     95,630     65,000               --                --          25,316           30,000
  and Chief Financial Officer

----------------------

(1) Dr. Singleton served as President and Chief Executive Officer from April 1996 until April 4, 1997. Dr. Singleton replaced Mr. Creasman who resigned on April 19, 1996. Mr. Fater, who joined the Company in June 1995, resigned on January 31, 1997. Ms. Lau, who joined the Company in October 1995, as Executive Vice President and Chief Operating Officer, replaced Dr. Singleton as President and Chief Executive Officer and Mr. Fater as Chief Financial Officer on April 4, 1997. Reported salaries cover the portion of the respective year such persons were employees of the Company. See "Employment Agreements" and "--Termination Agreements," below.

(2) Except as otherwise indicated, bonuses are reflected in the year to which they relate even if paid in a subsequent year.

(3) None of the Named Officers received prequisites or other personal benefits in an amount large enough to require reporting, nor did any of them receive any other compensation required to be reported, in this column under applicable Securities and Exchange Commission rules.

(4) Represents a bonus paid to Mr. Singleton as an inducement to enter into an employment agreement and join the Company ($70,000) and to reimburse Mr. Singleton for vacation pay forfeited by reason of leaving his prior employment ($6,110).

(5) In connection with the termination of Dr. Singleton's employment, options to purchase 25,000 shares became vested and options to purchase 75,000 shares were terminated. See "--Option/SAR Grants in Last Fiscal Year."

(6) Represents amounts paid by the Company for supplemental health insurance coverage of $1,275 for Dr. Singleton, $1,615 for Ms. Lau, $404 for Mr. Krystopowicz and $19,062 for Mr. Fater; and (b) the full amount ($125,000) of vested and unvested Company contributions under the Company's Supplemental Deferred Compensation Plan ("SDCP") allocated during 1996 to each of Dr. Singleton, Ms. Lau, Mr. Krystopowic and Mr. Fater. In connection with the termination in 1997 of Dr. Singleton's and Mr. Fater's Employment Agreements, the Company agreed to pay each $25,000 in full settlement of their SDCP accounts.

(7) Includes (a) accrued vacation pay ($18,101) paid in connection with the termination of Mr. Creasman's employment and (b) consulting availability fees ($110,782) paid subsequent to the termination of Mr. Creasman's employment and and (c) premium paid ($4,877) on life insurance prior to the termination of Mr. Creasman's employment. See "Termination Agreements," below, for information concerning the settlement of Mr. Creasman's Employment Agreement with the Company.

(8) Includes a bonus of $210,000 paid to Mr. Creasman as an inducement to enter into an employment agreement and join the Company, which bonuses were charged to start-up expense in 1993.

(9) Represents the difference between the fair market value of the Company's Common Stock on the date Mr. Creasman paid for the 64,693 shares of Common Stock purchased by him and the consideration paid by him for such shares. Under federal income tax rules, these shares may be deemed to be restricted stock awards. In 1995, Mr. Creasman's Employment Agreement was amended in a manner so that the shares were no longer considered restricted stock under those rules. The difference between the fair market value of such shares on the date of the amendment and the amount paid by Mr. Creasman for such shares was approximately $354,000, which amount is taxable to Mr. Creasman. The Company loaned Mr. Creasman $141,600 to pay the estimated income taxes, which loans were discharged in 1997 in connection with the settlement of a lawsuit commenced by Mr. Creasman against the Company. See "--Termination Agreements," below, and "Certain Relationships and Related Transactions" in Item 13 of this Report.

OPTION/SAR GRANTS IN LAST FISCAL YEAR

           The following table contains certain information concerning options granted by the Company during the year ended December 31, 1996 to Gary W. Singleton, the only Named Officer who was granted options during 1996. No stock appreciation rights ("SARs") have been granted by the Company.

                                            INDIVIDUAL OPTIONS
                                                                                        POTENTIAL REALIZABLE
                        NUMBER OF       PERCENT OF                                        VALUE AT ASSUMED
                          SHARES       TOTAL OPTIONS    EXERCISE                        ANNUAL RATES OF STOCK
                        UNDERLYING      GRANTED TO       PRICE                         PRICE APPRECIATION FOR
                         OPTIONS       EMPLOYEES IN       PER        EXPIRATION         OPTION TERM (2)
NAME                     GRANTED        FISCAL YEAR      SHARE         DATE(1)          5%                10%
----                    ---------       -----------     -------       ---------        ----              ----
Gary W. Singleton         37,187           22.1%         $9.50       4/18/2006         $222,174        $563,032
                          62,813           37.4%         $9.50       5/30/2006         $375,276        $951,024

--------------

(1) In connection with the termination of Dr. Singleton's Employment Agreement in April 1997, the Company and Dr. Singleton agreed that, of the options granted to Dr. Singleton, options to purchase 25,000 shares of Common Stock would be fully vested and the options to purchase the remaining 75,000 shares of Common Stock would be terminated. Unless exercised on or before July 3, 1997, the vested options are to expire on that date. See "Termination Agreements," below.

(2) These are hypothetical values using assumed compound growth rates prescribed by the Securities and Exchange Commission and are not intended to forecast possible future appreciation, if any, in the market price of the Common Stock.

AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND YEAR-END VALUES

           The following table sets forth certain information concerning the number of shares of Common Stock acquired upon the exercise of stock options during the year ended December 31, 1996 by the Named Officers and the value at December 31, 1996 of shares of Common Stock subject to unexercised options held by the Named Officers. No SARs are held by any of such executive officers.


                                                                NUMBER OF SHARES            VALUE OF
                                                                   UNDERLYING              UNEXERCISED
                                                                   UNEXERCISED            IN-THE-MONEY
                                                                OPTIONS AT FISCAL       OPTIONS AT FISCAL
                                                                    YEAR-END                YEAR-END
                            SHARES ACQUIRED       VALUE         (EXERCISABLE/            (EXERCISABLE/
            NAME              ON EXERCISE      REALIZED (1)     UNEXERCISABLE)        (UNEXERCISABLE) (2)
------------------------    ----------------   ------------     --------------        -------------------
Gary W. Singleton                     ---           ---             0/100,000(3)        $0/          0
Deborah A. Lau                        ---           ---            16,190/43,810        $0/          0
William J. Krystopowicz             14,000        $109,455         22,362/16,565          $9,213/6,825
David H. Fater                        ---           ---          8,439/16,877(4)       $0/           0

                                                        (footnotes on next page)

--------------
(1) Represents the closing price of the underlying Common Stock on The Nasdaq Stock Market's National Market on the date of exercise of the option minus the applicable option exercise price, multiplied by the number of shares acquired upon exercise of the option.

(2) Represents the closing price of the underlying Common Stock on The Nasdaq Stock Market's National Market at year-end minus the option exercise price multiplied by the applicable number of shares subject to the option. See "Termination Agreements," below.

(3) In connection with the termination of Dr. Singleton's Employment Agreement in April 1997, the Company and Dr. Singleton agreed that, of the options held by Dr. Singleton, options to purchase 25,000 shares of Common Stock would be fully vested and the options to purchase the remaining 75,000 shares of Common Stock would be terminated. Unless exercised on or before July 3, 1997, the vested options are to expire on that date. See "Termination Agreements," below.

(4) As a result of the termination of Mr. Fater's employment, these options will expire unless exercised before May 1, 1997. See "Termination Agreements," below.

COMPENSATION OF DIRECTORS

           Directors of the Company receive no cash compensation for services rendered as directors. The Company's 1995 Non-Employee Director Stock Option Plan (the "Non-Employee Director Plan") provides for the automatic grant of options to purchase 10,000 shares of Common Stock at the time a non-employee director initially is elected to the Board and 5,000 shares to each non-employee director in office immediately following the conclusion of each annual meeting of stockholders at which directors are elected. Options granted under this plan have a ten-year term and are exercisable in three equal semi-annual installments, on a cumulative basis, commencing six months following the date of grant, subject to early termination in certain instances, at an exercise price equal to the fair market value of the Common Stock on the date of grant.

EMPLOYMENT AGREEMENTS

           The  Company  is  presently  a party to  Employment  Agreements  (the
"Employment   Agreements")   with  each  of  Deborah  A.  Lau  and   William  J.
Krystopowicz.

           The Company's Employment Agreement with Ms. Lau provides for a term of three years commencing October 2, 1995, with automatic one-year extensions on each anniversary thereof unless either party elects not to so extend by giving written notice at least 90 days prior to such anniversary date. Ms. Lau's current base salary is $237,659 per annum, subject to increase annually by a percentage equal to the percentage increase in the Consumer Price Index and such additional amounts as may be determined at the discretion of the Company's Chief Executive Officer. In addition, Ms. Lau may also receive annual bonuses at the discretion of the Company's Chief Executive Officer, subject to a maximum amount equal to 35% of base salary per annum (and a minimum of $56,250 for the year ended December 31, 1996). Since Ms. Lau has become Chief Executive Officer of the Company, the Company intends to have determinations as to salary increases and bonuses made by either the full Board of Directors or the Compensation and Options Committee of the Board. Ms. Lau's Employment Agreement provides that the Company may terminate her employment for, among other reasons, cause (as defined) by continuing to pay Ms. Lau her then current base salary for a period of 18 months provided that if, at the time, less than 18 months remains on the term of her Employment Agreement, such base salary shall continue for the longer of the remaining term of her Employment Agreement or 12 months.

           The Company's Employment Agreement with Mr. Krystopowicz provided for an initial term extending through December 31, 1998, with automatic one-year extensions on each January 1 (so that the term is then three years) unless either party elects not to so extend by giving written notice prior to such anniversary date. The current base salary under Mr. Krystopowicz's Employment Agreement is $184,860, subject to increase annually by a percentage equal to the percentage increase in the Consumer Price Index and such additional amounts as may be determined at the discretion of the Board of Directors. Mr. Krystopowicz's Employment Agreement provides that the Company may terminate his employment for, among other things, cause (as defined) by continuing to pay Mr. Krystopowicz his then current base salary for a period of 18 months. Either party shall have the right, at any time upon 180 days' notice, to terminate the Employment Agreement without cause. In the event of such termination, the Company is to continue to pay Mr. Krystopowicz his then current base salary for the remaining scheduled term of his Employment Agreement. In addition, in the event that either party voluntarily terminates the Employment Agreement, the Company may elect to continue the non-competition restrictions contained therein for a period of up to 18 months by paying to Mr. Krystopowicz an amount equal to 100% of his then current base salary for each month the non-competition restrictions are to be in effect.

           In the event of a "change of control" of the Company (as defined), Ms. Lau and Mr. Krystopowicz each have the right, upon giving 30 days' notice to the Company within 180 days following such event (or, if terminated by the Company during such 180 day period), to terminate his or her employment in which event the executive shall be entitled to receive his or her then base salary for a period of 36 months following the date of such termination and all stock options then held by the executive shall become fully vested. A "change of control" of the Company is deemed to occur under the Employment Agreements, in general: (i) when a person, other than Robert N. Elkins or an institutional investor, becomes the "beneficial owner" of 20% or more of the Company's Common Stock, (ii) in the event of certain mergers or consolidations in which the Company is not the surviving entity, (iii) in the event of the sale, lease or transfer of substantially all of the Company's assets or the liquidation of the Company or (iv) if Robert N. Elkins ceases to be a director of the Company.

           Each executive is also entitled to participate in the Company's employee benefit plans. Whenever the executive is entitled to receive a continuation of salary following termination or nonrenewal of employment, he or she is also entitled to receive a continuation of the executive's automobile allowance and any hospital or major medical insurance during the period of salary continuation.

           Each of the Employment Agreements contains covenants by the employee to, among other things, maintain the confidentiality of trade secrets of the Company, as well as covenants not to solicit employees or customers of the Company and, during specified periods, not to be employed or have certain other relationships with entities which are directly in the business of owning, operating or managing businesses which compete with certain aspects of the Company's business.

TERMINATION AGREEMENTS

           Effective April 19, 1996, Mr. Kenneth W. Creasman, who was then serving as President, Chief Executive Officer and a director of the Company, resigned. By letter agreement dated April 23, 1996 between the Company and Mr. Creasman, except for the provisions concerning confidentiality of trade secrets, non-solicitation of employees and customers and non-competition, Mr. Creasman's Employment Agreement, which extended through January 1, 1999 and under which Mr. Creasman's annual salary was then $290,821, was terminated. In lieu thereof, Mr. Creasman agreed to be available as a consultant to the Company by telephone regarding proposed and recently completed acquisitions by the Company for a period of 18 months at a monthly consulting fee of $24,136. The Company also agreed to continue Mr. Creasman's employee health benefit package at the

Company's expense for a period of 18 months or until he secures other employment with comparable benefits, whichever is earlier. The letter agreement also provided that, notwithstanding the provisions of his option agreements, options to purchase 28,147 shares became vested and, together with options to purchase 30,183 shares which had already vested, remain exercisable for 180 days. The remaining options held by Mr. Creasman (to purchase 28,157 shares of Common Stock) were terminated. All options have now expired unexercised. On January 30, 1997, as part of a settlement of a lawsuit instituted by Mr. Creasman against the Company, the consulting arrangement and the Company's agreement to continue health care benefits was terminated. See also "Certain Relationships and Related Transactions" in Item 13 of this Report.

           Effective April 4, 1997, Dr. Gary W. Singleton, who replaced Mr. Creasman as President, Chief Executive Officer and a director of the Company, resigned. By letter agreement dated that date, the Company and Dr. Singleton agreed to terminate Dr. Singleton's Employment Agreement which had been entered on April 19, 1996, except for the provisions concerning the confidentiality of trade secrets, non-solicitation of employees and customers and non-competition. Dr. Singleton's Employment Agreement provided for, among other things, an annual salary of $300,000 (subject to annual increases) and extended through April 1999, subject to the Company's right to terminate the Employment Agreement earlier by making certain future payments to Dr. Singleton. In lieu thereof, Dr. Singleton is receiving severance pay of $154,500, payable in installments over eleven months (and evidenced by a non-interest bearing promissory note), and received $25,000 in satisfaction of his rights under the Company's Supplemental Deferred Compensation Plan (evidenced by six-month promissory note bearing interest at 7% per annum). All amounts due Dr. Singleton accelerate in the event of a sale of the Company. The Company also agreed to continue Dr. Singleton's employee health benefit package at the Company's expense for a period of six months. The letter agreement also provides of the options to purchase shares of the Company's Common Stock held by Dr. Singleton, options to purchase 25,000 shares (which were scheduled to vest in part on April 19, 1997 and in part on May 31, 1997) would immediately vest. Unless exercised on or before July 3, 1997, the vested options will expire on that date. The remaining options held by Dr. Singleton (to purchase 75,000 shares of Common Stock) terminated in accordance with their terms.

           Effective January 31, 1997, Mr. David H. Fater, Executive Vice President and Chief Financial Officer of the Company, resigned. By letter agreement dated that date, the Company and Mr. Fater agreed to terminate Mr. Fater's Amended Employment Agreement which had been entered into on April 26, 1996, except for the provisions concerning the confidentiality of trade secrets, non-solicitation of employees and customers and non-competition. Mr. Fater's Employment Agreement provided for, among other things, an annual salary of $210,000 (subject to annual reviews, a bonus and, in general, extended through June 26, 1997. In lieu thereof, Mr. Fater has received severance pay of $12,454. The Company also agreed to pay Mr. Fater $6,000 in satisfaction of a claim under a consulting arrangement between the Company and a company related to Mr. Fater which existed prior to Mr. Fater's joining the Company and $25,000 in satisfaction of his rights under the Company's Supplemental Deferred Compensation Plan.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

           The Compensation and Options Committee, which currently consists of Messrs. John L. Silverman and Dr. Robert N. Elkins, has power and authority with respect to all matters pertaining to compensation payable by the Company and the administration of employee benefits, deferred compensation and stock plans of the Company.

           Robert N. Elkins and John L. Silverman are directors of IHS. Dr. Elkins is also the Chairman of the Board and Chief Executive Officer of IHS. Pursuant to a January 19, 1994 Consulting Agreement, during the year ended December 31, 1996, the Company paid Symphony Health Care Consulting, Inc. ("SHCC"), a subsidiary of IHS, approximately $148,000 for services rendered to the Company for consulting, training and cost reporting services with respect to the Company's third party Medicare reimbursement operations. SHCC provides similar services to a number of unrelated companies at similar rates. In 1996, the Company paid Symphony Rehabilitation Services and Symphony Pharmacy Services, wholly-owned subsidiaries of IHS, $162,000 for therapy and $98,000 for pharmacy services, respectively. The Company believes that the terms on which these services have been and are being provided are as favorable to the Company as could have been obtained from unaffiliated third parties.

           On December 27, 1996, the Company and IHS entered into a Management Agreement (the "Management Agreement") pursuant to which the Company is employing IHS to supervise, manage and operate the financial, accounting, MIS, reimbursement and ancillary services contracting functions for the Company until December 31, 2001. The Management Agreement provides for the Company to pay to IHS for its services, until December 31, 1997, an amount equal to the lesser of 2% of the Company's gross revenues (as defined) or the Company's annualized cost of performing those services itself based on the period July 1, 1996 through December 31, 1996. Thereafter, the management fee payable to IHS is to be the lesser of 2% of the Company's gross revenues or a percentage of gross revenues determined by comparing the Company's cost of performing such functions during the period July 1, 1996 through December 31, 1996 to its gross revenues for that period. The gross revenues percentage which is fixed may be increased from 2.0% to 2.5% by mutual agreement of the parties following IHS's review of the Company.

           At that time, the Company and IHS Financial Holdings, Inc., a wholly-owned subsidiary of IHS, also entered into a loan agreement which, as amended on January 13, 1997, entitles the Company to borrow, until December 27, 1998, amounts on a revolving credit basis so that no more than $5.0 million is outstanding at any time. Loan advances are subject to the consent of IHS to the making of advances, which consent may not be unreasonably withheld. This revolving credit facility bears interest at a rate per annum equal to the annual rate of interest set forth in IHS's revolving credit agreement with Citibank, N.A., plus 2%. Repayment of amounts advanced under this line of credit are subordinated to the payment of up to an aggregate of $30 million of principal and interest on the Company's obligations to its two principal unaffiliated third party lenders. At April 15, 1997, the Company had outstanding borrowings aggregating $4.5 million under this facility which, at that date, was bearing interest at the rate of 10.5% per annum.

           In connection with entering into the revolving credit facility, the Company issued to IHS warrants to purchase an aggregate of 752,182 shares of the Company's Common Stock, one-half of which are exercisable until January 13, 1999 at $3.22 per share (the average of the high and low trading prices of the Company's Common Stock on January 14 and 15, 1997) and the remaining one-half of which are exercisable until January 13, 2002 at $6.44 per share.

           On April 14, 1997, IHS agreed to guarantee certain obligations of the Company to the Company's principal revolving credit lender and to the lender which has financed the Company's major acquisitions. To induce IHS to issue such guarantees, the Company agreed to reimburse IHS for such amounts paid by IHS on behalf of the Company, including costs, fees and expenses, and to pay IHS interest at the rate of 15% per annum on all amounts which become owing to IHS from the Company with respect thereto. In connection therewith, the Company also issued warrants to IHS to purchase an aggregate of 379,900 shares of the Company's Common Stock until April 15, 2002 at $1.9375 per share (the closing price of the Company's Common Stock on April 14, 1997).

           The number of shares subject to each of the above warrants and the exercise prices are subject to adjustment in certain instances, including if the Company issues shares of Common Stock (or securities convertible into Common Stock) at less than the applicable exercise price. In connection therewith, the Company has granted to IHS certain rights to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended, at the Company's expense.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth certain information concerning the beneficial ownership of the Company's Common Stock, as of the April 25, 1997 (except as noted below), by (a) each person who is known to the Company to be a beneficial owner of more than 5% of the outstanding Common Stock, (b) each director, (c) each current executive officer named in the Summary Compensation Table under the caption "Executive Compensation" in Item 11 of this Report and
(d) all directors and executive officers of the Company as a group. The Company understands that, except as noted below, each beneficial owner has sole voting and investment power with respect to all shares attributable to such owner.

                                          AMOUNT AND NATURE OF        PERCENT OF
BENEFICIAL OWNER                          BENEFICIAL OWNERSHIP(1)      CLASS(2)
----------------                          -----------------------     1 --------

Robert N. Elkins
  8889 Pelican Bay Boulevard
  Naples, Florida 33963..................      1,605,948(3)            21.1%

Integrated Health Services, Inc.
  10065 Red Run Boulevard
  Owing Mills, Maryland, 21117...........      1,132,082(4)            13.0

Equity-Linked Investors, L.P.
Desai Capital Management Incorporated
Rohit M. Desai
  540 Madison Avenue
  New York, New York 10022...............        665,907(5)             8.8

Equity-Linked Investors-II
Desai Capital Management Incorporated
Rohit M. Desai
  540 Madison Avenue
  New York, New York 10022...............        665,907(5)             8.8

Putnam Investments, Inc.
Putnam Investment Management, Inc.
The Putnam Advisory Company, Inc.
  One Post Office Square
  Boston, Massachusetts 02109............        417,700(6)             5.5

Deborah A. Lau...........................          26,190(7)             *

William J. Krystopowicz..................          54,708(8)(9)          *

John L. Silverman........................          46,657(8)(10)         *

Michael S. Blass.........................          38,570(8)(11)         *

All current directors and executive
  officers as a group (9 persons)........       1,706,395(4)(12)       22.1

-------------------
(1) Shares subject to options and warrants are considered beneficially owned to the extent currently exercisable or exercisable within 60 days after April 25, 1997.

(2) Asterisk indicates less than 1%. Shares subject to options are considered outstanding only for the purpose of computing the percentage of outstanding Common Stock which would be owned by the optionee if the options held by such person and currently exercisable or exercisable within 60 days after April 25, 1997 were exercised, but (except for the calculation of beneficial ownership by all executive officers and directors as a group) are not considered outstanding for the purpose of computing the percentage of outstanding Common Stock owned by any other person.

(3) Includes (a) 846,235 shares owned individually by Dr. Elkins, (b) 287,602 shares (3.8%) owned by a partnership in which a limited partnership controlled by Dr. Elkins is a general partner and is afforded sole voting (subject to the Voting Agreement described below) and dispositive power,
      (c) [445,790] additional shares (5.9%) subject to the Voting Agreement described below as to which shares Dr. Elkins has sole voting power but no dispositive power, (d) 12,000 owned by his wife as to which Mr. Elkins disclaims beneficial ownership and (e) 14,321 shares subject to options. Excludes the shares subject to Warrants held by IHS (see footnote 4), of which Dr. Elkins is Chairman of the Board, Chief Executive Officer and a director. Dr. Elkins disclaims beneficial ownership of shares deemed beneficially owned by IHS. Represents Shares subject to Warrants. See "Certain Relationships and Related Transactions" in Item 13 of this Report.

(4) Represents shares subject to warrants. Excludes the shares beneficially owned by Dr. Robert N. Elkins (see footnote 3) who is Chairman of the Board, Chief Executive Officer and a director of IHS, as to which shares IHS disclaims beneficial ownership. Dr. Elkins disclaims beneficial ownership of all warrants held by IHS.

(5) ELI-I and ELI-II are limited partnerships, the general partners of which are Rohit M. Desai Associates and Rohit M. Desai Associates-II, respectively. Mr. Rohit M. Desai is the managing general partner of Rohit
      M. Desai Associates and Rohit M. Desai Associates-Il. Mr. Desai is also the sole stockholder, Chairman of the Board and President of DCMI, which acts as an investment advisor to ELI-I and ELI-II. Under the investment advisory agreements between DCMI and each of ELI-I and ELI-II, DCMI has the power to vote and dispose of these shares. Accordingly, each of DCMI and Mr. Desai may be deemed to be beneficial owners of all 1,331,814 shares owned in the aggregate directly by ELI-I and ELI-II. DCMI and Mr. Desai each disclaim beneficial ownership of such shares.

(6) Based on a Schedule 13G filed with the Securities and Exchange Commission and the Company, which provided information as at December 31, 1996, Putnam Investments, Inc. and its subsidiaries, Putnam Investment Management Inc. and The Putnam Advisory Company, Inc., registered investment advisors, have shared voting power with respect to 45,500 shares, no voting power with respect to the remaining 372,200 shares and shared dispositive power as to all 417,700 shares.

(7)   Includes 16,190 shares subject to options.

(8) The shares (and shares subject to options) owned by such person are subject to the Voting Agreement described below and, accordingly, each such person has no voting power, but has sole dispositive power, with respect to such shares.

(9)   Includes 22,362 shares subject to options.

(10)  Includes 38,574 shares subject to options.

(11)  Includes 14,321 shares subject to options.

(12)  Includes 105,768 shares subject to options.

VOTING AGREEMENT AND STOCKHOLDERS AGREEMENT

           Stockholders of the Company who, at April 25, 1996, owned an aggregate of 733,392 shares of Common Stock (including 287,602 shares owned by a partnership in which a limited partnership controlled by Dr. Robert N. Elkins is a general partner and is afforded sole voting power) are parties to the Voting Agreement with Dr. Elkins, a director, founder and principal stockholder of the Company, in which such stockholders have agreed that, during the ten-year term of the Voting Agreement (which was effective January 26, 1996), at all meetings of stockholders and in all written consents of stockholders, they will vote all Common Stock owned by them in the same manner as Common Stock owned by Dr. Elkins (846,235 shares) is voted by him. Each such stockholder has also irrevocably appointed Dr. Elkins as proxy to represent and vote all shares of Common Stock of such stockholder at any meeting of stockholders of the Company and in all actions taken by written consent of stockholders. Common Stock owned by such stockholders will cease to be subject to the Voting Agreement following any sale thereof in an underwritten public offering pursuant to the Securities Act of 1933, as amended, or in a sale under Rule 144 promulgated under such Act. In addition, ELI-I and ELI-II have entered into the Stockholders' Agreement with Dr. Elkins and the Company, pursuant to which ELI-I and ELI-II are collectively entitled to designate two nominees to the Company's Board of Directors. Dr. Elkins has agreed, pursuant to the Stockholders' Agreement, to vote all shares over which he has voting control for the election of such nominees. If the collective ownership of ELI-I and ELI-II falls below 665,907 shares, they will be entitled to one board nominee so long as they own any shares of Common Stock. ELI-I and ELI-II, which currently own an aggregate of 1,331,814 shares of the Company's Common Stock, have had no designees sitting on the Board since June 1996.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

           During the period from August 1993 through January 1994, Messrs. Creasman and Krystopowicz purchased 64,693 and 32,346 shares of Common Stock, respectively, at purchase prices of $4.64 per share. In connection with their purchases, the Company loaned Mr. Creasman $220,000 ($70,000 of which was repaid in February 1995 through the payment of a bonus to Mr. Creasman) and Mr. Krystopowicz $75,000. Each outstanding loan is evidenced by a promissory note (the "Stock Purchase Loans") bearing interest at the rate of 8% per annum and payable on February 1, 1997. The Company has tentatively agreed to extend the date of this note to September 1, 1997. In addition, under the terms of the arrangement pursuant to which Mr. Creasman's Employment Agreement was terminated, the Company loaned to Mr. Creasman $141,600 to pay estimated income taxes payable with respect to the shares purchased by him which may be deemed to have been restricted stock under Federal income tax rules. Such loan which bore interest at the rate of 9% per annum and was payable on the third anniversary of its issuance. The Company also agreed, subject to obtaining approval of its senior secured lender, to repurchase 34,193 of Mr. Creasman's Common Stock in exchange for the cancellation of the remaining balance of his Stock Purchase Loan, the Additional Loan and $33,233 of accrued interest. On January 30, 1997, as part of a settlement of a lawsuit instituted by Creasman against the Company, the Stock Purchase Loan and Additional Loan to Mr. Creasman (aggregating $291,600) were cancelled. See "Executive Compensation -- Termination Agreements" in Item 11 of this Report.

           On June 14, 1996, the Company loaned $250,000 to Ms. Deborah A. Lau, which loan bears interest at the rate of 8% per annum and is to be payable in full, together with interest, on June 14, 2001. In the event of the termination of Ms. Lau's employment following a change-in-control of the Company, any severance payments payable to Ms. Lau under her Employment Agreement (see "Executive Compensation -- Employment Agreements" in Item 11 of this Report) will be applied as an offset against any principal or interest outstanding under the note evidencing this loan.

           The Company retained Blass & Driggs, of which law firm Michael S. Blass, a director of the Company, is a member, as counsel during 1996 and is retaining that law firm during 1997. Fees paid to Blass & Driggs during 1996 were $550,000.

           See "Executive Compensation - Compensation Committee Interlocks and Insider Participation" in Item 11 of this Report for information with respect to certain transactions between the Company and certain other directors of the Company and ELI-I and ELI-II.

                                     PART IV

ITEM 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

           (a)       (1)       Financial Statements

                          INDEX TO FINANCIAL STATEMENTS


COMMUNITY CARE OF AMERICA, INC.
                                                                                                         PAGE
Independent Auditors' Report...........................................................................   F-1
Consolidated Balance Sheets as of December 31, 1995 and 1996...........................................   F-2
Consolidated Statements of Operations for the Years Ended December 31, 1994, 1995 and 1996.............   F-3
Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1994, 1995
    and 1996...........................................................................................   F-4
Consolidated Statements of Cash Flows for the Period for the Years Ended December 31, 1994,
    1995 and 1996......................................................................................   F-5
Notes to Consolidated Financial Statements.............................................................   F-6

                     (2)       The following financial statement schedule is filed herewith on the page indicated:



                                  SCHEDULE                                                               PAGE
Community Care of America, Inc.  Schedule II -- Valuation and Qualifying Accounts                         S-1

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

EXHIBIT NUMBER                        DESCRIPTION


           Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)

4.01(c) Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)

o 4.01(d)  Waiver  and  Amendment  dated  April 16,  1997  between  CCA
           Funding, LLC and Daiwa Healthco-2, LLC.

o 4.01(e)  Warrant  dated  April  14,  1997 from  CCA,  Inc.  and Daiwa
           Healthco-2, LLC.

4.02 Promissory Note dated December 30, 1993 in the principal amount of $7,000,000 made by ECA Holdings, Inc. ("ECA") payable to HRPT, with Allonge and Amendment dated April 1, 1995.

4.03(a) Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA payable to HRPT, with Allonge and Amendment dated April 1, 1995.

4.03(b) Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA payable to HRPT. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)

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

4.09(a) Amended and Restated Revolving Credit Agreement dated as of December 27, 1996 between the Company and Integrated Health Services, Inc ("IHS"). (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996, File No. 0-26502.)

4.09(b) Subordinated Note dated December 27, 1996 from the Company to IHS in the principal sum of $5,000,000. (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996, File No. 0-26502.)

10.01 Stockholders Agreement dated June 30, 1993 among Robert N. Elkins, Robert N. Elkins, as voting trustee, Equity-Linked Investors, L.P. ("ELI-I"), Equity-Linked Investors, L.P.-II ("ELI-II") and the Company.

10.02 Voting Agreement dated January 26, 1996 among Robert N. Elkins and certain stockholders of the Company. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

10.03(a)(i)+ Restated  Employment  Agreement dated July 1995 between the Company and Kenneth W. Creasman.

EXHIBIT NUMBER                            DESCRIPTION


10.03(a)(ii)+ Letter  agreement  dated  April 26,  1996  terminating  employment agreement between the Company and Kenneth W. Creasman. (Incorporated by reference to Exhibit 10.03(a)(ii) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

o 10.03(a)(iii)+  Mutual Settlement and Release Agreement dated January
           30, 1997 between Kenneth W. Creasman and the Company.

10.03(b)+  Restated Employment Agreement dated July 1995 between the Company and
           William T. Filippone.

10.03(b)(ii)+ Separation  Agreement dated September 26, 1995 between the Company and William T. Filippone. (Incorporated by reference to Exhibit 10.03(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

10.03(c)+  Restated Employment Agreement dated July 1995 between the Company and
           William J. Krystopowicz.

10.03(d)(i)+ Employment  Agreement dated as of June 26, 1995 between the Company and David H. Fater. (Incorporated by reference to Exhibit 10.03(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

o10.03(d)(ii)+ Amended Employment Agreement dated as of April 26, 1996 between the Company and David H. Fater.

o10.03(d)(iii)+  Letter  agreement  terminating  employment  agreement dated January 31, 1997 between the Company and David H. Fater.

10.03(e)+  Employment  Agreement  dated  October 2, 1995 between the Company and
           Deborah Lau. (Incorporated by reference to Exhibit 10.03(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

10.03(f)(i)+ Employment  Agreement  dated April 19, 1996 between the Company and
           Gary W. Singleton. (Incorporated by reference to Exhibit 10.03(f) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

o10.03(f)(ii)+  Letter  agreement  dated  April  4,  1997  terminating employment agreement between the Company and Gary W. Singleton.

10.04(a)+  1993 Stock Option Plan, as amended to date.

10.04(b)+  1993 Senior Executive Stock Option Plan, as amended to date.

EXHIBIT NUMBER                       DESCRIPTION


10.04(c)+  1995 Stock Option Plan, as amended to date.

10.04(d)+  1995 Non-Employee Director Stock Option Plan, as amended to date.

10.04(e)(1)+ The Company's Supplemental Deferred Compensation Plan (the "SDRP").
           (Incorporated by reference to Exhibit 10.04(e) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0- 26502.)

o10.04(e)(2)+ Amendment No. 1 to the Company's SDRP.

o10.04(e)(3)+  Resolutions  from  minutes of the Board of Directors of the Company held on January 30, 1997 amending the Company's SDRP.

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

10.07(a) Purchase Agreement dated September 15, 1994 among the Company, Leonard Louis Healthcare Properties, Prospect Lake Healthcare Center, Inc. and Valley View Healthcare Center, Inc.

10.07(b) Amendment to Purchase Agreement dated October 31, 1994 among the Company, Leonard Louis Healthcare Properties, Leonard Louis Healthcare Properties I, Leonard Louis Healthcare Properties II, Prospect Lake Healthcare Center, Inc. and Valley View Healthcare Center, Inc.

EXHIBIT NUMBER                                      DESCRIPTION


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

10.11(a) Implementation Contract dated January 19, 1994 between the Company and Health Care Consulting, Inc. (now named Symphony Health Care Consulting, Inc.).

10.11(b) Agreement dated August 17, 1994 between the Company and Health Care Consulting, Inc. (now named Symphony Health Care Consulting, Inc.).

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

EXHIBIT NUMBER                          DESCRIPTION


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

10.20(a) Lease dated June 21, 1995 between Greensboro Health Care, Inc. ("Greensboro") and CCAA.

10.20(b) Lease Guaranty dated June 21, 1995 by the Company for the benefit of Greensboro.

10.20(c) Subordination, Non-Disturbance, Attornment and Security Agreement among Greensboro, CCAA and BT.

10.21 Non-Competition and Secrecy Agreement dated June 21, 1995 among the Company, CCAA and Stanley L. Stein.

10.22(a) Form of nine Management Agreements dated June 23, 1995 pursuant to which the Company is to manage nine long-term care facilities in Maine, together with a schedule pursuant to Instruction 2 to Item 601(a) of Regulation S-K setting forth material details that differ from the attached form of Management Agreement.

10.22(b)   Management    Agreement   dated   June   23,   1995   among   Nursing
           Administrators, Inc., David L. Friedman, Mary Bayer, Leon Bresloff and CCA of Maine, Inc.

10.22(c) Purchase Option Agreement dated June 23, 1995 relating to the ten long-term facilities in Maine to be managed by the Company.

10.22(d) Services Agreement dated June 23, 1995 between CCA of Maine, Inc. and Sandy River Development, Inc.

10.22(e) Letter Agreement dated June 23, 1995 from the Company to David I. Friedman regarding the Purchase Option Agreement dated June 23, 1995 relating to the ten long-term care facilities in Maine to be managed by the Company.

EXHIBIT NUMBER                                DESCRIPTION


10.22(f) Agreement dated June 23, 1995 between the Company and Harbor Hill Limited Liability Company.

10.22(g) Development Agreement Term Sheet dated June 30, 1995 between the Company and Sandy River Development, Inc.

10.22(h) Consulting Agreement dated July 10, 1995 between the Company and Sandy River Development, Inc.

10.22(i) Letter dated June 30, 1995 from Sandy River Development, Inc. to the Company re: working capital adjustment.

10.22(j) Form of Term Promissory Note to be issued by each Borrowing Entity to CCA-Maine in connection with the Sandy River Transaction.

10.22(k) Form of Revolving Credit Promissory Note to be issued by each Borrowing Entity to CCA-Maine in connection with the Sandy River Transaction.

10.22(l) Form of Security Agreement to be executed and delivered by each Borrowing Entity in favor of CCA-Maine in connection with the Sandy River Transaction.

10.22(m) Form of Mortgage, Lease Assignment and Security Agreement to be executed and delivered by each Borrowing Entity in favor of CCA-Maine in connection with the Sandy River Transaction.

o10.22(n)  Settlement  Agreement  dated  October  27,  1996  among the
           Company and the various principals of the Sandy River Group.

o10.22(o) Amendment dated March 1, 1997 to Settlement  Agreement dated
           October 27, 1996 among the Company and the various principals of the Sandy River Group.

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

EXHIBIT NUMBER                                DESCRIPTION

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

o10.27(b)  Amended and Restated  Series C Warrant dated April 15, 1997 from the Company to IHS.

10.28(a) Management Agreement dated as of December 27, 1996 between the Company and IHS (Incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996).

*10.28(b)  Amendment No. 1 to Management  Agreement dated April 14, 1997 between the Company and IHS.

o          10.29  Reimbursement  Agreement  dated  April 14,  1997  between  the
           Company and IHS.

*11.01     Calculation of Earnings per Share.

o21.01     Subsidiaries of the Company.

*23.01     Consent of KPMG Peat Marwick LLP

-----------

o  Filed herewith
*  Filed with the initial filing of this Report
+  Management contract or compensatory plan

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

                                   SIGNATURES

           Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized on the 30th day of April, 1997.

                                             COMMUNITY CARE OF AMERICA, INC.



                                             By:/S/ DEBORAH A. LAU
                                                        Deborah A. Lau
                                                        President

EXHIBIT NUMBER                       DESCRIPTION

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

EXHIBIT NUMBER                        DESCRIPTION


           Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)

4.01(c) Assignment of Healthcare Receivables Purchase and Transfer Agreement as Collateral Security. (Incorporated by reference to Exhibit 4.3 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996.)

o 4.01(d)  Waiver  and  Amendment  dated  April 16,  1997  between  CCA
           Funding, LLC and Daiwa Healthco-2, LLC.

o 4.01(e)  Warrant  dated  April  14,  1997 from  CCA,  Inc.  and Daiwa
           Healthco-2, LLC.

4.02 Promissory Note dated December 30, 1993 in the principal amount of $7,000,000 made by ECA Holdings, Inc. ("ECA") payable to HRPT, with Allonge and Amendment dated April 1, 1995.

4.03(a) Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA payable to HRPT, with Allonge and Amendment dated April 1, 1995.

4.03(b) Allonge and Amendment dated as of May 10, 1996 to Promissory Note dated December 30, 1993 in the principal amount of $13,600,000 made by ECA payable to HRPT. (Incorporated by reference to Exhibit 4.1 to the Company's Current Report on Form 8-K, date of earliest reported event: May 16, 1996, File No. 0-26502.)

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

4.09(a) Amended and Restated Revolving Credit Agreement dated as of December 27, 1996 between the Company and Integrated Health Services, Inc ("IHS"). (Incorporated by reference to Exhibit 4.4 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996, File No. 0-26502.)

4.09(b) Subordinated Note dated December 27, 1996 from the Company to IHS in the principal sum of $5,000,000. (Incorporated by reference to Exhibit 4.5 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996, File No. 0-26502.)

10.01 Stockholders Agreement dated June 30, 1993 among Robert N. Elkins, Robert N. Elkins, as voting trustee, Equity-Linked Investors, L.P. ("ELI-I"), Equity-Linked Investors, L.P.-II ("ELI-II") and the Company.

10.02 Voting Agreement dated January 26, 1996 among Robert N. Elkins and certain stockholders of the Company. (Incorporated by reference to Exhibit 10.26 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

10.03(a)(i)+ Restated  Employment  Agreement dated July 1995 between the Company and Kenneth W. Creasman.

EXHIBIT NUMBER                            DESCRIPTION


10.03(a)(ii)+ Letter  agreement  dated  April 26,  1996  terminating  employment agreement between the Company and Kenneth W. Creasman. (Incorporated by reference to Exhibit 10.03(a)(ii) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

o 10.03(a)(iii)+  Mutual Settlement and Release Agreement dated January
           30, 1997 between Kenneth W. Creasman and the Company.

10.03(b)+  Restated Employment Agreement dated July 1995 between the Company and
           William T. Filippone.

10.03(b)(ii)+ Separation  Agreement dated September 26, 1995 between the Company and William T. Filippone. (Incorporated by reference to Exhibit 10.03(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

10.03(c)+  Restated Employment Agreement dated July 1995 between the Company and
           William J. Krystopowicz.

10.03(d)(i)+ Employment  Agreement dated as of June 26, 1995 between the Company and David H. Fater. (Incorporated by reference to Exhibit 10.03(d) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

o10.03(d)(ii)+ Amended Employment Agreement dated as of April 26, 1996 between the Company and David H. Fater.

o10.03(d)(iii)+  Letter  agreement  terminating  employment  agreement dated January 31, 1997 between the Company and David H. Fater.

10.03(e)+  Employment  Agreement  dated  October 2, 1995 between the Company and
           Deborah Lau. (Incorporated by reference to Exhibit 10.03(e) to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

10.03(f)(i)+ Employment  Agreement  dated April 19, 1996 between the Company and
           Gary W. Singleton. (Incorporated by reference to Exhibit 10.03(f) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0-26502.)

o10.03(f)(ii)+  Letter  agreement  dated  April  4,  1997  terminating employment agreement between the Company and Gary W. Singleton.

10.04(a)+  1993 Stock Option Plan, as amended to date.

10.04(b)+  1993 Senior Executive Stock Option Plan, as amended to date.

EXHIBIT NUMBER                       DESCRIPTION


10.04(c)+  1995 Stock Option Plan, as amended to date.

10.04(d)+  1995 Non-Employee Director Stock Option Plan, as amended to date.

10.04(e)(1)+ The Company's Supplemental Deferred Compensation Plan (the "SDRP").
           (Incorporated by reference to Exhibit 10.04(e) to Amendment No. 1 to the Company's Annual Report on Form 10-K for the year ended December 31, 1995, File No. 0- 26502.)

o10.04(e)(2)+ Amendment No. 1 to the Company's SDRP.

o10.04(e)(3)+  Resolutions  from  minutes of the Board of Directors of the Company held on January 30, 1997 amending the Company's SDRP.

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

10.07(a) Purchase Agreement dated September 15, 1994 among the Company, Leonard Louis Healthcare Properties, Prospect Lake Healthcare Center, Inc. and Valley View Healthcare Center, Inc.

10.07(b) Amendment to Purchase Agreement dated October 31, 1994 among the Company, Leonard Louis Healthcare Properties, Leonard Louis Healthcare Properties I, Leonard Louis Healthcare Properties II, Prospect Lake Healthcare Center, Inc. and Valley View Healthcare Center, Inc.

EXHIBIT NUMBER                                      DESCRIPTION


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

10.11(a) Implementation Contract dated January 19, 1994 between the Company and Health Care Consulting, Inc. (now named Symphony Health Care Consulting, Inc.).

10.11(b) Agreement dated August 17, 1994 between the Company and Health Care Consulting, Inc. (now named Symphony Health Care Consulting, Inc.).

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

EXHIBIT NUMBER                          DESCRIPTION


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

10.20(a) Lease dated June 21, 1995 between Greensboro Health Care, Inc. ("Greensboro") and CCAA.

10.20(b) Lease Guaranty dated June 21, 1995 by the Company for the benefit of Greensboro.

10.20(c) Subordination, Non-Disturbance, Attornment and Security Agreement among Greensboro, CCAA and BT.

10.21 Non-Competition and Secrecy Agreement dated June 21, 1995 among the Company, CCAA and Stanley L. Stein.

10.22(a) Form of nine Management Agreements dated June 23, 1995 pursuant to which the Company is to manage nine long-term care facilities in Maine, together with a schedule pursuant to Instruction 2 to Item 601(a) of Regulation S-K setting forth material details that differ from the attached form of Management Agreement.

10.22(b)   Management    Agreement   dated   June   23,   1995   among   Nursing
           Administrators, Inc., David L. Friedman, Mary Bayer, Leon Bresloff and CCA of Maine, Inc.

10.22(c) Purchase Option Agreement dated June 23, 1995 relating to the ten long-term facilities in Maine to be managed by the Company.

10.22(d) Services Agreement dated June 23, 1995 between CCA of Maine, Inc. and Sandy River Development, Inc.

10.22(e) Letter Agreement dated June 23, 1995 from the Company to David I. Friedman regarding the Purchase Option Agreement dated June 23, 1995 relating to the ten long-term care facilities in Maine to be managed by the Company.

EXHIBIT NUMBER                                DESCRIPTION


10.22(f) Agreement dated June 23, 1995 between the Company and Harbor Hill Limited Liability Company.

10.22(g) Development Agreement Term Sheet dated June 30, 1995 between the Company and Sandy River Development, Inc.

10.22(h) Consulting Agreement dated July 10, 1995 between the Company and Sandy River Development, Inc.

10.22(i) Letter dated June 30, 1995 from Sandy River Development, Inc. to the Company re: working capital adjustment.

10.22(j) Form of Term Promissory Note to be issued by each Borrowing Entity to CCA-Maine in connection with the Sandy River Transaction.

10.22(k) Form of Revolving Credit Promissory Note to be issued by each Borrowing Entity to CCA-Maine in connection with the Sandy River Transaction.

10.22(l) Form of Security Agreement to be executed and delivered by each Borrowing Entity in favor of CCA-Maine in connection with the Sandy River Transaction.

10.22(m) Form of Mortgage, Lease Assignment and Security Agreement to be executed and delivered by each Borrowing Entity in favor of CCA-Maine in connection with the Sandy River Transaction.

o10.22(n)  Settlement  Agreement  dated  October  27,  1996  among the
           Company and the various principals of the Sandy River Group.

o10.22(o) Amendment dated March 1, 1997 to Settlement  Agreement dated
           October 27, 1996 among the Company and the various principals of the Sandy River Group.

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

EXHIBIT NUMBER                                DESCRIPTION

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

o10.27(b)  Amended and Restated  Series C Warrant dated April 15, 1997 from the Company to IHS.

10.28(a) Management Agreement dated as of December 27, 1996 between the Company and IHS (Incorporated by reference to Exhibit 99.0 to the Company's Current Report on Form 8-K, date of earliest reported event: December 23, 1996).

*10.28(b)  Amendment No. 1 to Management  Agreement dated April 14, 1997 between the Company and IHS.

o10.29     Reimbursement  Agreement  dated  April 14,  1997  between  the
           Company and IHS.

*11.01     Calculation of Earnings per Share.

o21.01     Subsidiaries of the Company.

*23.01     Consent of KPMG Peat Marwick LLP


o           Filed herewith
*          Filed with the initial filing of this Report
+          Management contract or compensatory plan

All other exhibits, unless otherwise noted by parenthetical cross references, are incorporated by reference to the corresponding numbered exhibit to Company's Registration Statement on Form S-1, Registration No. 33-92692.