Form 10-Q
period 1997-03-31
COMMUNITY CARE OF AMERICA INC
filed 1997-05-15
CIK 945772

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the quarterly period ended March 31, 1997.

[  ] Transition Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange Act of 1934. For the transition period from         to         .



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

                                       N/A
--------------------------------------------------------------------------------

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of April 30, 1997, there were outstanding 7,597,801 shares of common stock, $.0025 par value, per share.

--------------------------------------------------------------------------------

                                      INDEX

PART I  - FINANCIAL INFORMATION                                        PAGE

Item 1. Condensed Financial Statements (Unaudited)

           Consolidated Balance Sheets...................................1

           Consolidated Statements of Operations.........................2

           Consolidated Statement of Shareholders' Equity................3

           Consolidated Statements of Cash Flows.........................4

           Notes to Consolidated Financial Statements....................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................6

PART II - OTHER INFORMATION

Item 2.  Changes in Securities..........................................13

Item 3.  Defaults Upon Senior Debt......................................13

Item 6.  Exhibits and Reports on Form 8-K...............................14

SIGNATURES..............................................................15

EXHIBIT INDEX...........................................................16

                         Community Care of America, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets

                                                                                         December 31,          March 31,
                                                                                             1996                1997
                                                                                    -------------------  --------------------
                                                                                                              (Unaudited)
                               Assets

  Current assets:
  Cash and cash equivalents                                                          $     1,709,000      $       611,000
  Accounts receivable net of allowance for doubtful accounts and contractual adjustments of $4,833,000 and $4,740,000 at
    December 31, 1996 and March 31, 1997:                                                 16,407,000           17,934,000
  Inventories                                                                              1,761,000            1,754,000
  Prepaid expenses and other current assets                                                1,095,000            1,295,000
                                                                                    -----------------    -----------------
                                        Total current assets                              20,972,000           21,594,000

  Property, plant, and equipment, net of accumulated depreciation                         58,424,000           58,209,000
  Notes receivable
  Deposits                                                                                 6,637,000            6,637,000
  Excess of cost over fair  value of net  assets  acquired,  net of  accumulated amortization of $710,000 and $899,000 at December 31, 1996 and
    March 31, 1997                                                                        13,666,000           13,496,000
  Deferred financing costs                                                                 1,066,000            1,326,000
  Other assets                                                                             1,354,000            1,424,000
                                                                                    -----------------    -----------------

                                                                                      $  102,119,000      $   102,686,000
                                                                                    =================    =================

                      Liabilities and shareholders' equity

Current liabilities:
Current maturities of long-term debt                                                  $    6,341,000      $     4,407,000
Accounts payable and accrued expenses                                                     23,402,000           24,807,000
Put option contracts payable (219,798 shares)                                              2,181,000            2,181,000
                                                                                    -----------------    -----------------

                                        Total current liabilities                         31,924,000           31,395,000

Long-term debt, less current maturities                                                   54,030,000           55,765,000

Deferred income taxes                                                                        162,000                -


Shareholders' equity:
  Common stock, $.0025 par  value;  authorized 15,000,000
   shares; issued and outstanding  7,597,801
   at December 31, 1996 and March 31, 1997                                                    19,000               19,000
  Additional paid-in capital                                                              36,465,000           36,465,000
  Deficit                                                                                (19,037,000)         (19,514,000)
  Receivable from shareholders                                                            (1,444,000)          (1,444,000)
                                                                                    -----------------    -----------------

                                        Total shareholders' equity                        16,003,000           15,526,000
                                                                                    -----------------    -----------------

                                                                                      $  102,119,000      $   102,686,000
                                                                                    =================    =================






          See accompanying notes to consolidated financial statements.







                         Community Care of America, Inc.
                                and Subsidiaries
                      Consolidated Statements of Operations




                               Three Months Ended
                                    March 31,
                                              --------------------  ---------------------
                                                      1996                    1997
                                              --------------------  ---------------------
                                                  (Unaudited)            (Unaudited)

Operating revenues:
   Net patient service revenues                $   26,144,000        $     32,449,000
   Other operating revenues                         2,801,000                 245,000
                                              --------------------  ---------------------
     Total operating revenues                      28,945,000              32,694,000

Operating expenses:
   Facility operating expenses                     22,106,000              27,239,000
   Corporate administrative and general             1,434,000               1,039,000
   Rent                                             1,763,000               2,632,000
   Depreciation and amortization                      645,000                 857,000
   Interest, net of interest income                   818,000               1,566,000
                                              --------------------  ---------------------
     Total operating expenses                      26,766,000              33,333,000
                                              --------------------  ---------------------

     Earnings (loss) before income taxes            2,179,000                (639,000)

Federal and state income taxes                        827,000                (162,000)
                                              --------------------  ---------------------
     Net earnings (loss)                       $    1,352,000        $       (477,000)
                                              ====================  =====================

Net earnings (loss) per share                  $         0.19        $          (0.06)
                                              ====================  =====================



Weighted average number of common and
common equivalent shares outstanding                7,197,905               7,597,801
                                              ====================  =====================






          See accompanying notes to consolidated financial statements.


                                       2






                         Community Care of America, Inc.
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity

                                                                                                   Receivable           Total
                                                          Additional                                  From           Shareholders'
                                       Common Stock     Paid-in Capital         Deficit           Shareholders          Equity
                                      ---------------  -----------------   -------------------  ----------------   -----------------

Balance at December 31, 1996            $     19,000     $    36,465,000     $   (19,037,000)     $   (1,444,000)    $   16,003,000


Net loss                                      -                 -                   (477,000)            -                 (477,000)
                                      ===============  ==================  ===================  =================  =================
Balance at March 31, 1997 (Unaudited)   $     19,000     $    36,465,000     $   (19,514,000)     $   (1,444,000)    $   15,526,000
                                      ===============  ==================  ===================  =================  =================


























          See accompanying notes to consolidated financial statements.


                                       3




                         Community Care of America, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows



                                                                    Three Months Ended
                                                                         March 31,
                                                         ===================================
                                                               1996               1997
                                                         ---------------     ---------------
                                                            (Unaudited)        (Unaudited)


Net cash provided by (used in) operating activities       $   2,491,000      $    (100,000)

Cash flows from investing activities:
     Property, plant and equipment additions                 (2,417,000)          (386,000)
     Business acquisitions                                     (348,000)              -
     Notes receivable                                            30,000               -
     Deposits held by lessor                                 (1,366,000)              -
     Other assets                                            (1,726,000)          (105,000)
                                                         ---------------     --------------

Net cash used in investing activities                        (5,827,000)          (491,000)
                                                         ---------------     --------------

Cash flows from financing activities:
     Principal reductions of long-term debt                  (1,435,000)        (1,371,000)
     Proceeds from long-term debt borrowings                  2,808,000          1,173,000
     Deferred financing costs                                   (34,000)          (309,000)
                                                         ---------------     --------------

Net cash provided by (used in) financing activities           1,339,000           (507,000)
                                                         ---------------     --------------

Decrease in cash and cash equivalents                        (1,997,000)        (1,098,000)

Cash and cash equivalents, beginning of period                2,485,000          1,709,000
                                                         ---------------     --------------

Cash and cash equivalents, end of period                  $     488,000      $     611,000
                                                         ===============     ==============










          See accompanying notes to consolidated financial statements.






                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                 March 31, 1997

(1)      Basis of presentation

The interim  unaudited  consolidated  financial  statements of Community Care of
America,  Inc.  and  subsidiaries  (the  "Company")  presented  herein have been prepared in accordance with generally accepted accounting principles for interim financial  statements and with the instructions to Form 10- Q and Regulation S-X pertaining to interim financial  statements.  The interim  financial  statements presented  herein  reflect  all  adjustments  (consisting  of  normal  recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's  financial condition as of March 31, 1997 and results of  operations  for the three months ended March 31, 1997 and 1996.  The
Company's financial  statements should be read in conjunction with the Company's audited consolidated  financial statements and the notes thereto included in the
Company's  Annual Report on Form 10-K for the year ended  December 31, 1996. The results of operations for the three months ended March 31, 1997 and 1996 are not necessarily  indicative  of the results  that may be expected for the full year.
Certain  1996  amounts  have  been   reclassified   to  conform  with  the  1997
presentation.

(2)     Recent Accounting Pronouncements

In February 1997, the Financial  Accounting Standards Board issued Statement No.
128, "Earnings Per Share," ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS"). SFAS 128 is effective for the Company's fourth quarter and year ending December 31, 1997. Early application is not permitted and prior period EPS data will be restated.

Under SFAS 128, primary EPS will be replaced with basic EPS. Basic EPS excludes the dilutive effect of common stock equivalents. Also, under SFAS 128, fully diluted EPS will be replaced by diluted EPS. Diluted EPS is calculated similarly to fully diluted EPS pursuant to Accounting Principles Board Opinion 15.

The change in calculation method is not expected to have a material impact on previously reported earnings per common share data.




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

The following is a discussion of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS
Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Revenues  increased by $3.8  million,  or 13.0%,  to $32.7  million in the first quarter  1997 from $28.9  million  for the same  period  1996.  This  growth was primarily  attributable to the addition of 6 long-term care facilities  acquired or leased subsequent to March 31, 1996 which increased  revenues by $4.4 million and an increase in revenues  per patient day due to an increased  proportion  of higher acuity patients resulting in additional revenues of $2.0 million,  offset in part,  primarily by a decrease in management  fees in 1997  aggregating  $2.6 million resulting from the termination of management  agreements and the closure of clinics at various times during 1996. Long-term care facilities accounted for
93.1% of total  revenues in the first  quarter  1997, an increase from 84.3% for the same period in 1996.

Net operating revenues per patient day for long-term care and assisted living facilities increased 9.4% to $95.85 in the first quarter 1997 from $87.60 for the same period in 1996, primarily resulting from an increased proportion of higher acuity Medicare patients. Medicare days as a percent of total days increased from 4.5% in the first quarter of 1996 to 5.6% for the same period in 1997 as a result of higher Medicare utilization in facilities acquired subsequent to March 31, 1996. Medicare revenues as a percentage of total revenues increased from 16.5% in the first quarter of 1996 to 21.6% for the same period in 1997 as a result of increased Medicare occupancy and additional ancillary services for these higher acuity patients. Occupancy increased to 85.7% in the first quarter 1997 compared to 85.6% for the same period in 1996.
Patient days increased to 314,804, or 12.5%, in the first quarter 1997 from 279,868 for the same period in 1996 due primarily to the facilities acquired subsequent to March 31, 1996.








                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS (continued)
Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

Facility  operating  expenses  increased  by $5.1  million,  or 23.2%,  to $27.2 million in the first quarter 1997 from $22.1 million for the same period in 1996 primarily as a result of operations acquired subsequent to March 31, 1996.
Facility operating expense increased as a percent of revenues to 83.3% in the first quarter 1997 from 76.4% for the same period in 1996 primarily as a result of the reduction of management fee revenues. The payroll related component of facility operating expenses increased by $3.4 million, or 23.2%, to $17.9 million in the first quarter 1997 from $14.5 million for the same period in 1996 primarily as a result of operations acquired subsequent to March 31, 1996.

Corporate administrative and general expenses decreased by $395,000, or 27.6%, to $1.0 million in the first quarter 1997 from $1.4 million for the same period in 1996. Corporate administrative and general expenses as a percent of revenues decreased to 3.2% in the first quarter 1997 from 5.0% for the same period 1996.
The decrease is the result of reorganization during 1996, the transition of accounting, reimbursement and MIS functions to Integrated Health Services, Inc.
under a management agreement entered into on December 27, 1996 and an increase in revenues.

Rent expense increased by $869,000, or 49.3%, to $2.6 million in the first quarter 1997 from $1.8 million for the same period 1996. Rent expense as a percent of revenues increased to 8.1% in the first quarter 1997 from 6.1% for the same period 1996. The increase was primarily due to the acquisition of leasehold interests of five leased facilities subsequent to March 31, 1996, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on the gross revenue of certain leased facilities.

Depreciation and amortization expense increased by $212,000, or 32.9%, to $857,000 in the first quarter 1997 from $645,000 for the same period 1996, and increased to 2.6% of revenues in the first quarter 1997 from 2.2% of revenues for the same period 1996. The increase was due primarily to an increase in depreciation related to facilities acquired subsequent to March 31, 1996 and to renovations of certain owned facilities and amortization of additional goodwill related primarily to such acquired facilities.

Net interest expense increased by $748,000, or 91.4%, to $1.6 million in the first quarter 1997 from $818,000 for the same period 1996. Net interest expense as a percent of revenues increased to 4.8% in the first quarter 1997 from 2.8% for the same period 1996. The increase was due to additional borrowings for a capital lease acquired subsequent to March 31, 1996 and additional borrowings to fund cash flow losses from operations and investing activities subsequent to March 31, 1996.

Federal and state income tax benefit was approximately $162,000 in the first quarter of 1997 due to the losses incurred at estimated annualized effective tax rate of approximately 25%. The tax




                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


RESULTS OF OPERATIONS (continued)
Three Months Ended March 31, 1997 Compared to Three Months Ended March 31, 1996

provision for the same period in 1996 was $827,000 at an annualized effective tax rate of 38%.

Net earnings before income taxes decreased $2.8 million to a $639,000 loss in the first quarter 1997 from net earnings of $2.2 million for the same period
1996. Net loss was $477,000, or $.06 per share in the first quarter 1997. This compares to net earnings of $1.4 million or $.19 per share for the same period in 1996.

Liquidity and Capital Resources
General

The Company underwent major  restructuring and  reorganization in 1996 resulting in the closure or termination of certain  business  activities and  acquisitions and the termination of offerings of debt and equity securities. During the first quarter of 1997,  the Company  incurred a loss of $477,000 and had negative cash flow from operating activities.  As of March 31, 1997, the Company had a working capital  deficiency of $9.8 million  compared with $11.0 million working capital deficiency as of December 31, 1996. At year end, the Company was in default with respect to certain of its debt, lease and other agreements.  These circumstances would naturally  raise doubt about the Company's  ability to continue as a going concern.  However,  as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company obtained waivers and/or amendments to cure such defaults, certain debt extensions, an application of lease deposits
against  lease   obligations  and  an  additional   revolving  credit  facility.
Management believes that these steps,  together with,  available cash, revolving credit facilities and amounts expected to be generated from operations,  will be sufficient to enable the Company to satisfy its capital expenditures and working capital requirements for its operations for at least the next year.

The Company will seek to satisfy its capital requirements for internal growth and development through borrowings from commercial lenders, seller-financed debt, financing obtained through sale-leaseback transactions with real estate investment trusts, the public and private equity, debt capital markets and proceeds from the sale of discontinued operations and, to the extent available, internally generated cash from continued operations. On a longer term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from securing refinancings with existing or new commercial lenders. Management continues to engage Smith Barney, as financial adviser, to review interest from potential acquirers, joint venture partners and other sources of capital infusion. There can be no assurance that any necessary funds will be available to the Company or , if available, the terms thereof.






                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources (continued)

Net cash used in operating activities in the first quarter of 1997 was $100,000, compared to $2.5 million net cash provided by operations for the same period in 1996. Net cash used in operating activities in the first quarter 1997 resulted from $380,000 of nt earnings after ading back non-cash charges for depreciation and amortization and an increase in accounts receivable and other assets of $1.72 million , offset in part, by a net increase in accounts payable, accrued expenses and taxes of of $1.24 million.

Net  accounts  receivable  (patient  accounts   receivable,   third-party  payor
settlements  receivable and other  receivables)  were $17.9 million at March 31,
1997,  compared  with $16.4  million at December  31,  1996.  The number of days average net  revenues in net  patient  and third party  receivables  was 49.4 at
March 31, 1997,  compared to 47.0 at December 31, 1996. The Company  anticipates that the number of days average net revenues in net  receivables  will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private third-party and governmental payors.

Net cash used in investing activities totaled $491,000 in the first quarter of 1997 compared to $5.8 million for the same period in 1996. Net cash used in investing activities in 1997 consists primarily of property, plant and equipment additions of $386,000.

Net cash used in financing activities was $507,000 in the first quarter of 1997 compared to $1.3 million provided by financing activities for the same period in 1996. Net cash used in financing activities in the first quarter of 1997 resulted from payments of deferred financing costs of $309,000 and payments of long-term debt partially offset by net proceeds received from long-term borrowings.

At March 31, 1997, the Company had total debt outstanding of $60.2 million, of which $43.4 million bears interest at fixed rates, primarily ranging from 7.0% to 15.1%. The Company's remaining debt is drawn under its $15.0 million revolving credit facility with and affiliate of Daiwa Securities of America, Inc. ("Daiwa") entered into in December 1996, and its $5.0 million revolving credit facility with Integrated Health Services, Inc.("IHS") entered into in December 1996, both of which are discussed below.

To date, the Company's major acquisitions have been financed principally through mortgage and lease financing by Health and Retirement Properties Trust. At March
31, 1997,  the Company was obligated to Health and Retirement  Properties  Trust
("HRPT") under installment notes with respect to 17 facilities having an outstanding aggregate principal balance of approximately $36.4 million and as a tenant under three master leases covering 30 facilities having an aggregate minimum rent of approximately $197 million (subject to increase) during the remainder of their initial terms and first renewal period. The Company paid $5.7 million of refundable deposits under these leases. In




                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources (continued)

accordance with a Waiver and Amendment Agreement dated April 14, 1997, CCA will apply the $5.7 million refundable deposits and a $550,000 deposit paid to HRPT for the $10 million promissory note discussed below as follows: (1) to fund $2.2 million of accrued lease payments at March 31, 1997, (2) to fund $1.9 million of future lease payments, (3) to pay an $870,000 financing fee and, (4) to maintain a $1.5 million deposit balance. In connection therewith, IHS guaranteed $10.0 million of the Company's obligations to HRPT. The master leases require the Company to maintain consolidated tangible net worth of at least $5.0 million and a current ratio (ratio of current assets to current liabilities) of at least one to one. HRPT has waived these covenants through February 1998. Certain debt instruments with HRPT (aggregating approximately $19.5 million in principal amount) have been modified to provide that interest only will be payable until July 31, 1998, at which time principal will again become payable, with interest, in installments.

The notes and leases contain cross default provisions, such that a default under any note or lease would entitle HRPT to accelerate payment of all of such notes and terminate all of such leases (and, subject to mitigation of damages, to receive future rents.)

Included in the installment notes is $10.0 million which the Company borrowed from HRPT pursuant to an 11% promissory note (the "HRPT Note") to provide additional renovation and acquisition funding and general working capital. No principal payments are required until the maturity date of December 31, 2008.
Interest payments are to be made monthly. However, this loan, together with an approximately $2.6 million prepayment premium, must be prepaid from the first proceeds of certain equity or debt (or any combination thereof) issued by the Company after August 30, 1996. The HRPT Note is secured by all of the collateral security which secure the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT. As a result of closing this loan, the Company increased the security deposit held by HRPT for all obligations by $550,000.

On December 27, 1996, the Company entered into a Healthcare Receivables Purchase and Transfer Agreement (the "Loan Agreement") with Daiwa providing for a 36 month revolving credit facility pursuant to which the Company may borrow from time to time up to $15.0 million, subject to a borrowing base formula. The Loan
Agreement is secured by all patient and third-party settlement receivables. This credit facility replaced, and the proceeds from this new line of credit were used to pay in full, a $15.0 million revolving credit facility with NationsBank of Florida, N.A. At March 31, 1997, $13.5 million was outstanding on this line of credit with Daiwa, of which approximately $2.9 million was in excess of the borrowing base. In accordance with a waiver and amendment agreement dated April
14, 1997, the Company is required to pay such amount in monthly installments of $300,000. The amount in excess of the borrowing base has been guaranteed by IHS.
In connection therewith, the Company issued a five year warrant to Daiwa to purchase 1,787,568 shares of Common Stock (subject to reduction as $300,000 payment are made) at an initial price of




                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources (continued)

$2.25 per share (subject to adjustment in certain circumstances).  The remaining outstanding  loan will mature on December 27, 1999.  As of March 10, 1997,  each amount advanced is to bear interest at a rate equal to the LIBO Rate at the time
of  the  revolving   advance  plus  2.25%  per  annum  increasing  .50%  monthly thereafter. The amount in excess of the borrowing base bears an interest rate of
LIBO Rate plus 4.50% per annum increasing .50% monthly thereafter.

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

In connection therewith, the Company issued warrants to purchase an aggregate of 752,182 shares of the Company's Common Stock, one-half of which were originally exercisable at $3.22 per share (the average of the high and low trading price of the Company's Common Stock on January 14 and 15, 1997) for a two-year period and the remaining one-half of which were originally exercisable at $6.44 per share for a five year period. In connection with certain guarantees issued by IHS to HRPT and Daiwa of obligations of the Company on April 14, 1997, the Company issued a warrant to IHS to purchase 379,900 shares of Common Stock at $1.937 per share. The Company has granted IHS registration rights relating to the shares underlying the warrants. As a result of the issuance of the warrants to IHS and Daiwa in April 1997, the Warrants issued to IHS in January 1997 were adjusted to cover 809,374 shares of common stock one-half of which are exercisable at $2.99 per share for a two year period and one-half of which are exercisable at $5.99 per share for a five year period.

In addition to borrowings, the liquidity of the Company is dependent on the timing of payments by governmental and private third-party payors. The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its costs. Continued efforts by governmental the third-party payors to contain or reduce the acceleration of costs, as well as any significant increase in the Company's proportion of Medicare and Medicaid patients, could adversely affect the Company's liquidity and results of operations.

Forward-looking Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to risks and uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors and uncertainties. Among the factors that could cause the Company's future actual results, performance or achievement to differ materially from those described or implied in forward-looking statements are: (a) the Company's ability to obtain, on a timely and economically feasible basis, the financing required to (i) meet its various obligations, (ii) increase its working capital and tangible net worth in order to meet the working capital maintenance




                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations


Liquidity and Capital Resources (continued)

covenant and  tangible net worth  covenant  contained  in the  Company's  master leases with,  and (iii) finance any future  acquisitions  or other  transactions that the  Company  may  consider  to  implement  its  growth  strategy;  (b) the
Company's  ability  to  successfully   integrate   acquisitions  and  effectuate
economies  of  scale  and  otherwise  implement  its  growth  strategy;  (c) the government climate towards healthcare; (d) the continuation of third-party payor programs,  including Medicare and Medicaid,  at current levels and reimbursement rates;  (e) the Company's  ability to remain in compliance with the requirements for  participation  in such programs,  as well as remain in compliance  with the other government  regulations to which it is subject;  (f) the level of, and the
Company's  ability  to meet,  competition;  (g) the  Company's  ability to avoid significant  claims and defense costs, and maintain adequate  insurance to cover any  material  claims and costs it may incur which may arise out of  malpractice and other claims; (h) the Company's ability to retain qualified  personnel;  and
(i) general  economic  conditions.  These and other factors are discussed in the
Company's  Annual  Report on Form 10-K for the year ended  December 31, 1996 and other  reports  filed from time to time by the Company with the  Securities  and
Exchange Commission.






PART II - OTHER INFORMATION

Item 2.   Changes in Securities

On January 13, 1997,  following entering into a Management Agreement on December
27, 1996 with IHS,  pursuant to which the Company is employing IHS to supervise, manage and operate the financial,  accounting,  MIS, reimbursement and ancillary services contracting  functions for the Company, and in connection with entering into the revolving  credit  facility with a wholly-owned  subsidiary of IHS, the
Company  issued to IHS warrants to purchase  (before the  adjustments  described below) an aggregate  752,182 shares of the Company's  Common Stock,  one-half of which are exercisable  until January 13, 1999 at $3.22 per share (the average of the high and low trading price of the  Company's  Common Stock on January 14 and
15, 1997) and the remaining  one-half of which are exercisable until January 13,
2002 at $6.44 per  share.  The  number of shares  subject  to  warrants  and the exercise prices are subject to adjustment in certain instances, including if the
Company  issues shares of Common Stock (or  securities  convertible  into Common
Stock) at less  than the  applicable  exercise  price.  As a result of  warrants issued in the second quarter of 1997 (See "Management's  Discussion and Analysis
of  Financial  Condition  and  Results  of  Operations   Liquidity  and  Capital
Resources"  in this Report and in the  Company's  Annual Report on Form 10-K for
the year ended December 31, 1996), these warrants were adjusted so that they now cover 809,374  shares of Common Stock  one-half of which are  exercisable  until
January  13,  1999,  at $2.99 per share and  one-half  of which are  exercisable
January 13, 2002 at $5.99 per share.  In connection  therewith,  the Company has granted to IHS certain rights to cause the shares  issuable upon exercise of the warrants  to be  registered  under  the  Securities  Act  of  1933,  as  amended
(the"Act"),  at the Company's  expense.  The Company believes that the exemption from  registration  afforded  by Section  4(2) of the Act is  applicable  to the issuance of the warrants.

Item 3.   Defaults Upon Senior Securities

On April 14, 1997, the Company entered into a Waiver and Amendment Agreement with Daiwa and a Waiver Agreement with HRPT which cured certain defaults under the Company's financing arrangements with Daiwa and HRPT that existed at year end. See "Management's Discussion and Analysis of Financial Condition and
Results of Operations - Liquidity and Capital Resources" in this Report and in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, as well as Note 13 of the "Notes to the Company's Consolidated Financial
Statements" contained in the Company's Annual Report on Form 10-K for the year ended December 31, 1996.






PART II - OTHER INFORMATION (continued)

Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits:

           Exhibit
           Number                        Description
           -------                       -----------

           27                            Financial Data Schedule


     (b)  Reports on Form 8-K


          On January  13,  1997,  the  Company  filed a Report on Form 8-K dated
          (date of earliest event reported);  December 23, 1996, reporting under
          Item 5, Other  Events,  and Item 7,  Financial  Statements,  Pro Forma
          Financial Information and Exhibits. No financial statements were filed with that report.

          On April 14, 1997, the Company filed a Report on Form 8-K dated (date of earliest event reported): March 31, 1997, reporting under Item 5, Other Events, and Item 7, Financial Statements, Pro Forma Financial
          Information and Exhibits. No financial statements were filed with that report.







                                   SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                         COMMUNITY CARE OF AMERICA, INC.
                                  (Registrant)



Date: May 15, 1997                             By:  /s/ Deborah A. Lau
------------------                             ------------------------------
                                                    Deborah A. Lau
                                                    President, Chief Executive
                                                    Officer and Chief Financial
                                                    Officer
































                                  EXHIBIT INDEX


           Exhibit
           Number                        Description
           -------                       -----------

           27                            Financial Data Schedule




























                                       16

