Form 10-Q
period 1997-06-30
COMMUNITY CARE OF AMERICA INC
filed 1997-08-14
CIK 945772

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


[X] Quarterly Report Pursuant to Section 13 or 15 (d) of the Securities
Exchange
Act of 1934. For the quarterly period ended June 30, 1997.

[_] Transition Report Pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. For the transition period from _______ to ________.



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

As of July 31, 1997, there were outstanding 7,597,801 shares of common stock, $.0025 par value, per share.

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

           Consolidated Statements of Operations.........................2

           Consolidated Statement of Shareholders' Equity................3

           Consolidated Statements of Cash Flows.........................4

           Notes to Consolidated Financial Statements....................5

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.............................7

PART II - OTHER INFORMATION

Item 2.  Changes in Securities..........................................17

Item 5.  Other Information .............................................17

Item 6.  Exhibits and Reports on Form 8-K...............................18

SIGNATURES..............................................................19

EXHIBIT INDEX...........................................................20


                         Community Care of America, Inc.
                                and Subsidiaries
                           Consolidated Balance Sheets


                                                                          December 31,       June 30,
                                                                              1996            1997
                                                                         -------------    -------------
                                     Assets
Current assets:
        Cash and cash equivalents                                        $   1,709,000    $   1,593,000
        Accounts receivable net of allowance for doubtful accounts and contractual adjustments of $4,833,000 and $4,899,000 at
           December 31, 1996 and June 30, 1997:                             16,407,000       18,855,000
        Inventories                                                          1,761,000        1,496,000
        Prepaid expenses and other current assets                            1,095,000        1,383,000
                                                                         -------------    -------------

                      Total current assets                                  20,972,000       23,327,000

   Property, plant, and equipment, net of accumulated depreciation          58,424,000       57,288,000
   Notes receivable                                                               --          1,500,000
   Deposits                                                                  6,637,000        1,995,000
   Excess of cost over fair value of net assets acquired, net of accumulated amortization of $710,000 and $1,001,000 at December
    31, 1996 and June 30, 1997                                              13,666,000       13,376,000
   Deferred financing costs                                                  1,066,000        2,429,000
   Other assets                                                              1,354,000        1,477,000
                                                                         -------------    -------------

                                                                         $ 102,119,000    $ 101,392,000
                                                                         =============    =============

Liabilities and shareholders' equity Current liabilities:

    Current  maturities of long-term  debt, net of unamortized debt  discount of $0 and $600,000 at December 31, 1996 and
     June 30, 1997                                                       $   6,341,000    $   3,643,000
    Accounts payable and accrued expenses                                   23,402,000       24,296,000
    Put option contracts payable (219,798 shares)                            2,181,000        1,681,000
                                                                         -------------    -------------

               Total current liabilities                                    31,924,000       29,620,000

    Long-term debt, less current maturities, net of
    unamortized debt discount of $0 and $765,000 at
    December 31, 1996 and June 30, 1997                                     54,030,000       56,672,000

    Unamortized debt discount, less current portion                               --           (765,000)
    Deferred income taxes                                                      162,000             --


    Shareholders' equity:
        Common stock, $.0025 par value; authorized
         15,000,000 shares; issued and outstanding
         7,597,801 at December 31, 1996 and June 30, 1997                       19,000           19,000
    Additional paid-in capital                                              36,465,000       38,004,000
    Deficit                                                                (19,037,000)     (21,479,000)
    Receivable from shareholders                                            (1,444,000)      (1,444,000)
                                                                         -------------    -------------

              Total shareholders' equity                                    16,003,000       15,100,000
                                                                         -------------    -------------

                                                                         $ 102,119,000    $ 101,392,000
                                                                         =============    =============


          See accompanying notes to consolidated financial statements.


                                       1


                         Community Care of America, Inc.
                                and Subsidiaries
                      Consolidated Statements of Operations



                                                      Three Months Ended             Six Months Ended
                                                         June 30,                         June 30,
                                                   1996            1997            1996            1997
                                               ------------    ------------    ------------    ------------
                                               (Unaudited)     (Unaudited)     (Unaudited)     (Unaudited)
Operating revenues:
       Net patient service revenues            $ 30,721,000    $ 32,490,000    $ 56,865,000    $ 64,939,000
       Other operating revenues                   1,716,000         358,000       4,517,000         603,000
                                               ------------    ------------    ------------    ------------
            Total operating revenues             32,437,000      32,848,000      61,382,000      65,542,000
                                               ------------    ------------    ------------    ------------

Operating expenses:
       Facility operating expenses               25,325,000      27,365,000      47,431,000      54,604,000
       Corporate administrative and general       1,125,000         603,000       2,559,000       1,642,000
       Rent                                       2,090,000       2,616,000       3,853,000       5,248,000
       Depreciation and amortization                641,000         945,000       1,286,000       1,802,000
       Interest, net of interest income           1,102,000       1,817,000       1,920,000       3,383,000
       Unusual charges                           19,185,000       1,467,000      19,185,000       1,467,000
                                               ------------    ------------    ------------    ------------
  Total operating expenses                       49,468,000      34,813,000      76,234,000      68,146,000
                                               ------------    ------------    ------------    ------------
            Earnings before income taxes        (17,031,000)     (1,965,000)    (14,852,000)     (2,604,000)
Federal and state income taxes                   (6,472,000)           --        (5,645,000)       (162,000)
                                               ------------    ------------    ------------    ------------

Earnings (loss) applicable to common stock     $(10,559,000)   $ (1,965,000)   $ (9,207,000)   $ (2,442,000)
                                               ============    ============    ============    ============

       Earnings (loss) per common share        $      (1.41)   $      (0.26)   $      (1.25)   $      (0.32)
                                               ============    ============    ============    ============



       Weighted average number of common and
       common equivalent shares outstanding       7,501,701       7,597,801       7,350,441       7,597,801
                                               ============    ============    ============    ============



          See accompanying notes to consolidated financial statements.







                         Community Care of America, Inc.
                                and Subsidiaries
                 Consolidated Statement of Shareholders' Equity

                                                                                      Receivable
                                       Total           Additional                        From         Shareholders'
                                      Common Stock   Paid-in Capital   Deficit        Shareholder        Equity
                                       ------------   ------------   ------------    ------------    ------------
Balance at December 31, 1996           $     19,000   $ 36,465,000   $(19,037,000)   $ (1,444,000)   $ 16,003,000

Warrants issued in connection
  with debt refinancing                        --        1,539,000           --              --         1,539,000

Net loss                                       --             --       (2,442,000)           --        (2,442,000)

                                       ------------   ------------   ------------    ------------    ------------

Balance at June 30, 1997 (Unaudited)   $     19,000   $ 38,004,000   $(21,479,000)   $ (1,444,000)   $ 15,100,000
                                       ============   ============   ============    ============    ============






          See accompanying notes to consolidated financial statements.



                         Community Care of America, Inc.
                                and Subsidiaries
                      Consolidated Statements of Cash Flows


                                                             Six Months Ended
                                                                 June 30,
                                                      ----------------------------
                                                         1996              1997
                                                      ------------    ------------
                                                      (Unaudited)      (Unaudited)


Net cash provided by (used in) operating activities   $     15,000    $ (1,804,000)

Cash flows from investing activities:
     Property, plant and equipment additions            (5,551,000)     (3,007,000)
     Business acquisitions                              (4,986,000)           --
     Notes receivable                                      (75,000)           --
     Deposits held by lessor                              (516,000)      4,642,000
     Sale of Georgiana Hospital                               --           315,000
     Other assets                                         (942,000)       (215,000)
                                                      ------------    ------------

Net cash provided by (used in) investing activities    (12,070,000)      1,735,000
                                                      ------------    ------------

Cash flows from financing activities:
     Principal reductions of long-term debt             (1,940,000)     (2,005,000)
     Proceeds from long-term debt borrowings            14,123,000       4,064,000
     Proceeds from Issuance of Stock                       162,000            --
     Put option contracts payable                             --          (500,000)
     Deferred financing costs                           (1,667,000)     (1,606,000)
                                                      ------------    ------------

Net cash provided by (used in) financing activities     10,678,000         (47,000)
                                                      ------------    ------------

Decrease in cash and cash equivalents                   (1,377,000)       (116,000)

Cash and cash equivalents, beginning of period           2,485,000       1,709,000
                                                      ------------    ------------

Cash and cash equivalents, end of period              $  1,108,000    $  1,593,000
                                                      ============    ============






          See accompanying notes to consolidated financial statements.

                         COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1997



(1)      Basis of presentation

The interim unaudited consolidated financial statements of Community Care of America, Inc. and subsidiaries (the "Company") presented herein have been prepared in accordance with generally accepted accounting principles for interim financial statements and with the instructions to Form 10- Q and Regulation S-X pertaining to interim financial statements. The interim financial statements presented herein reflect all adjustments (consisting of normal recurring adjustments) which, in the opinion of management, are considered necessary for a fair presentation of the Company's financial condition as of June 30, 1997 and results of operations for the three and six months ended June 30, 1997 and 1996. The Company's financial statements should be read in conjunction with the Company's audited consolidated financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six months ended June 30, 1997 and 1996 are not necessarily indicative of the results that may be expected for the full year.

(2)     Recent Accounting Pronouncements

In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings Per Share ("SFAS 128"), which simplifies the standards for computing earnings per share ("EPS"). SFAS 128 is effective for the Company's fourth quarter and year ending December 31, 1997. Early application is not permitted and prior period EPS data will be restated.

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

(3)    Sale of Georgiana Hospital

On June 11, 1997, the Company sold its 22-bed Georgiana Hospital and the related clinics and physician practices for cash of $315,000, net of closing costs, a note receivable of $1.5 million and a reduction of debt of $750,000. The sale resulted in a non-recurring charge to earnings of $1,467,000.

                        COMMUNITY CARE OF AMERICA, INC.
                   Notes to Consolidated Financial Statements
                                   (Unaudited)
                                  June 30, 1997





(4)    Stock Warrants

In accordance with Statement of Financial Accounting Standards No. 123, Accounting for Stock- Based Compensation ("SFAS No. 123"), the Company recorded the fair value of stock warrants issued in connection with its financial restructuring plan of $1.5 million in the second quarter of 1997. The fair value of these stock warrants was estimated using the Black-Scholes option pricing model and was recorded as an increase to additional paid in capital and unamortized debt discount. The related unamortized debt discount was $1.4 million at June 30, 1997, net of accumulated amortization of $174,000 which was charged to interest expense in the second quarter of 1997.

(5)    Sandy River Transaction

In April 1997, the Company paid $500,000 to the Sandy River Group shareholders pursuant to the settlement agreement dated March 1, 1997, to repurchase 219,798 shares of common stock. As of June 30, 1997 the Company is obligated under a note payable to the Sandy River Group shareholders for $1,681,000.

(6)    Subsequent Event

On July 18, 1997, the Company and IHS Holdings, Inc. entered into a second loan agreement, which entitles the Company to borrow for working capital purposes, until July 18, 1999, amounts on a revolving credit basis so that no more than $5.0 million is outstanding at any time. Loan advances are to be made directly to creditors of the Company, including IHS, in payment of the Company's obligations to such creditors. Proceeds used to pay the Company's obligations are directed by IHS in accordance with the management agreement. This revolving credit facility bears interest at a rate per annum equal to the annual rate of interest set forth in IHS's revolving credit agreement with Citibank, N.A., plus 4%. Repayment of amounts advanced under this line of credit are subordinated to the payment of up to an aggregate of $13.6 million of principal and interest on the Company's obligations to one of the Company's principal unaffiliated third-party lenders. The revolving credit facility is guaranteed in full by Community Care of Nebraska, Inc., ECA Holdings, Inc., CCA of Midwest, Inc., Quality Care of Columbus, Inc., Quality Care of Lyons, Inc., and W.S.T. Care,
Inc., each wholly-owned subsidiaries of the Company. The revolving line of credit is secured by the real property assets of the Company and its subsidiaries. At July 31, 1997, no borrowings were outstanding under this facility.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

INTRODUCTION

As of June 30, 1997, the Company operated 54 licensed long-term care facilities with 4,450 licensed beds, one rural healthcare clinic, two outpatient rehabilitation centers, one child day care center, a home healthcare agency and 115 assisted living units within six of the communities which the Company serves. The Company currently operates in Alabama, Colorado, Florida, Georgia, Iowa, Kansas, Louisiana, Maine, Missouri, Nebraska, Texas and Wyoming.

The following is a discussion of the Company's results of operations and liquidity and capital resources and should be read in conjunction with the consolidated financial statements of the Company and notes thereto included elsewhere in this report.

RESULTS OF OPERATIONS
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Revenues increased by $411,000 or 1.2%, to $32.8 million in the second quarter of 1997 from $32.4 million for the same period in 1996. This growth was primarily attributable to the addition of six long-term care facilities acquired or leased in May of 1996 which produced $1.1 million more revenue in the second quarter of 1997 (when revenue was included for the full period) then in the second quarter of 1996 (when revenue was included only from the date of acquisition) and an increase in revenues per patient day due to an increased proportion of higher acuity patients resulting in additional revenues of $1.8 million, offset in part, from the effects of the sale of Smith Hospital in December of 1996 (which produced $1.0 million of revenue in the second quarter of 1996 subsequent to the date of acquisition) and a decrease in management fees in 1997 of $1.5 million resulting from the termination of management agreements. Long-term care facilities accounted for 97.9% of total revenues in the second quarter 1997, an increase from 85.7% for the same period in 1996.

Net operating revenues per patient day for long-term care and assisted living facilities increased 6.1% to $96.73 in the second quarter of 1997 from $91.16 for the same period in 1996, primarily resulting from an increased proportion of higher acuity Medicare patients. Medicare days as a percent of total days increased from 5.0% in the second quarter of 1996 to 5.7% for the same period in 1997 as a result of higher Medicare utilization in facilities acquired during the second quarter of 1996. Medicare revenues as a percentage of total revenues increased from 18.5% in the second quarter of 1996 to 21.7% for the same period in 1997 as a result of increased Medicare occupancy and additional ancillary services for these higher acuity patients. Occupancy increased to 85.4% in the second quarter of 1997 compared to 85.2% for the same period in 1996. Patient days increased to 317,316, or 4.0%, in the second quarter of 1997 from 305,017 for the same period in 1996 due primarily to the facilities acquired or leased during the second quarter of 1996.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

Facility operating expenses increased by $2.0 million, or 8.1%, to $27.4 million in the second quarter of 1997 from $25.3 million for the same period in 1996 primarily as a result of operations acquired or leased during the second quarter of 1996 and increased payroll at existing facilities. Facility operating expense increased as a percent of revenues to 83.3% in the second quarter of 1997 from 78.1% for the same period in 1996 primarily as a result of the reduction of management fee revenues. The payroll related component of facility operating expenses increased by $2.1 million, or 13.3%, to $17.9 million in the second quarter 1997 from $15.8 million for the same period in 1996 primarily as a result of operations acquired or leased during the second quarter of 1996 and increased staffing levels at existing facilities as a result of higher acuity levels of residents.

Corporate administrative and general expenses decreased by $522,000, or 46.4%, to $603,000 in the second quarter of 1997 from $1.1 million for the same period in 1996, and also as a percent of revenues to 1.8% in the second quarter of 1997 from 3.5% for the same period 1996. The decrease is the result of reorganization during 1996, the transition of accounting, reimbursement and MIS functions to Integrated Health Services, Inc. under a management agreement entered into on December 27, 1996 and, in the case of such expenses as a percent of revenue, the increase in revenues.

Rent expense increased by $526,000, or 25.2%, to $2.6 million in the second quarter of 1997 from $2.1 million for the same period 1996. Rent expense as a percent of revenues increased to 8.0% in the second quarter 1997 from 6.4% for the same period 1996. The increases were primarily due to the acquisition of leasehold interests of five leased facilities during the second quarter of 1996, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on the gross revenue of certain leased facilities.

Depreciation and amortization expense increased by $304,000, or 47.4%, to $945,000 in the second quarter of 1997 from $641,000 for the same period 1996, and increased to 2.9% of revenues in the second quarter of 1997 from 2.0% of revenues for the same period 1996. The increase was due primarily to an increase in depreciation related to facilities acquired or leased during the second quarter of 1996 and to renovations of certain owned facilities and the amortization of additional goodwill related primarily to such acquired facilities.

Net interest expense increased by $715,000, or 64.9%, to $1.8 million in the second quarter of 1997 from $1.1 million for the same period 1996. Net interest expense as a percent of revenues increased to 5.5% in the second quarter of 1997 from 3.4% for the same period 1996. The increase was due to the acquisition of a leased facility during the second quarter of 1996 which is treated as a capital lease, additional borrowings to fund cash flow losses from operations and proposed transactions

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)
Three Months Ended June 30, 1997 Compared to Three Months Ended June 30, 1996

during 1996 and amortization of debt discount costs related to the issuance of stock warrants during 1997.

The unusual charge in the second quarter of 1997 represents the loss incurred in connection with the sale of the 22-bed Georgiana Hospital and the related clinics and physician practices. The unusual charges in the second quarter of 1996 were incurred as a result of the termination of management agreements under which the Company had been managing nine long-term care facilities, the closure of two long-term care facilities, and a decision to restructure or close certain physician practices, primary care clinics and adult day care centers.

The Company has recognized no income tax benefit for the second quarter of 1997. The Company believes the realization of the income tax benefit is uncertain at this time. A valuation allowance has been recorded to fully offset the income tax benefit. The tax provision for the same period in 1996 was $6.5 million at an annualized effective tax rate of 38%.

Net loss for the second quarter of 1997, before the loss on sale of Georgiana Hospital, was $498,000, or $.07 per share, compared to net earnings (before non-recurring charges) of $1.3 million, or $.18 per share, for the same period in 1996. The consolidated net loss for the second quarter 1997 was $2.0 million, or $.26 per share, compared to a net loss of $10.6 million, or $1.41 per share, for the same period in 1996.

Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Revenues increased by $4.2 million or 6.8%, to $65.5 million for the six months ended June 30, 1997 from $61.4 million for the same period 1996. This growth was primarily attributable to the addition of six long-term care facilities acquired or leased in May of 1996 which produced $5.5 million more revenue in the six months ended June 30, 1997 (when revenue was included for the full period) then for the same period in 1996 (when revenue was included only from the date of acquisition) and an increase in revenues per patient day due to an increased proportion of higher acuity patients resulting in additional revenues of $3.8 million, offset in part, from the effects of the sale of Smith Hospital in December 1996 (which produced $1.0 million of revenue for the six months ended June 30, 1996 subsequent to the date of acquisition) and a decrease in management fees in 1997 of $4.1 million resulting from the termination of management agreements. Long-term care facilities accounted for 95.1% of total revenues for the six months ended June 30, 1997, an increase from 85.5% for the same period in 1996.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Net operating revenues per patient day for long-term care and assisted living facilities increased 7.2% to $96.29 for the six months ended June 30, 1997 from $89.76 for the same period in 1996, primarily resulting from an increased proportion of higher acuity Medicare patients. Medicare days as a percent of total days increased from 4.7% for the six months ended June 30, 1996 to 5.6% for the same period in 1997 as a result of higher Medicare utilization in facilities acquired during the six months ended June 30, 1996. Medicare revenues as a percentage of total revenues increased from 15.0% for the six months ended June 30, 1996 to 20.8% for the same period in 1997 as a result of increased Medicare occupancy and additional ancillary services for these higher acuity patients. Occupancy increased to 85.6% for the six months ended June 30, 1997 compared to 85.4% for the same period in 1996. Patient days increased to 631,429, or 7.9%, for the six months ended June 30, 1997 from 584,885 for the same period in 1996 due primarily to the facilities acquired or leased during the six months of 1996.

Facility operating expenses increased by $7.2 million, or 15.1%, to $54.6 million in the six months ended June 30, 1997 from $47.4 million for the same period in 1996 primarily as a result of operations acquired or leased during the six months ended June 30, 1996 and increased payroll at existing facilities. Facility operating expense increased as a percent of revenues to 83.3% for the six months ended June 30, 1997 from 77.3% for the same period in 1996 primarily as a result of the reduction of management fee revenues. The payroll related component of facility operating expenses increased by $5.8 million, or 19.3%, to $35.8 million for the six months ended June 30, 1997 from $30.0 million for the same period in 1996 primarily as a result of operations acquired during the six months ended June 30, 1996 and increased staffing levels at existing facilities as a result of higher acuity levels of residents.

Corporate administrative and general expenses decreased by $917,000, or 35.8%, to $1.6 million for the six months ended June 30, 1997 from $2.6 million for the same period in 1996 and also as a percent of revenues to 2.5% for the six months ended June 30, 1997 from 4.2% for the same period in 1996. The decrease is the result of reorganization during 1996, the transition of accounting, reimbursement and MIS functions to Integrated Health Services, Inc. under a management agreement entered into on December 27, 1996 and, in the case of such expenses as a percent of revenue, the increase in revenues.

Rent expense increased by $1.4 million, or 36.2%, to $5.2 million for the six months ended June 30, 1997 from $3.9 million for the same period in 1996. Rent expense as a percent of revenues increased to 8.0% for the six months ended June 30, 1997 from 6.3% for the same period 1996. The increases were primarily due to the acquisition of leasehold interests of five leased facilities during the six months ended June 30, 1996, additional rental costs resulting from landlord financed renovations and an increase in contingent rentals which are based on the gross revenue of certain leased facilities.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

RESULTS OF OPERATIONS (continued)
Six Months Ended June 30, 1997 Compared to Six Months Ended June 30, 1996

Depreciation and amortization expense increased by $516,000, or 40.1%, to $1.8 million for the six months ended June 30, 1997 from $1.3 million for the same period in 1996, and increased to 2.8% of revenues for the six months ended June 30, 1997 from 2.1% of revenues for the same period 1996. The increase was due primarily to an increase in depreciation related to facilities acquired or leased during the six months ended June 30, 1996 and to renovations of certain owned facilities and amortization of the additional goodwill related primarily to such acquired facilities.

Net interest expense increased by $1.5 million, or 76.2%, to $3.4 million for the six months ended June 30, 1997 from $1.9 million for the same period in 1996. Net interest expense as a percent of revenues increased to 5.2% for the six months ended June 30, 1997 from 3.1% for the same period 1996. The increase was due to the acquisition of a leased facility during the six months ended June 30, 1996 treated as a capital lease, additional borrowings to fund cash flow losses from operations and proposed transactions during 1996 and amortization of debt discount costs related to the issuance of stock warrants during 1997.

The unusual charge for the six months ended June 30, 1997 represents the loss incurred in connection with the sale of the 22-bedGeorgiana Hospital and the related clinics and physician practices. The unusual charges for the six months ended June 30, 1996 were incurred as a result of the termination of management agreements under which the Company had been managing nine long-term care facilities, the closure of two long-term care facilties, and a decision to restructure or close certain physician practices, primary care clinics and adult day care centers.

The Company recognized (to the extent of deferred tax liabilities) an income tax benefit of $162,000 for the six months ended June 30, 1997. The Company believes that the realization of any additional income tax benefit is uncertain at this time. A valuation allowance has been recorded to fully offset any additional income tax benefit. The tax benefit for the same period in 1996 was $5.6 million at an annualized effective tax rate of 38%.

Net loss for the six months ended June 30, 1997, before the loss on sale of Georgiana Hospital, was $1.1 million, or $.15 per share, compared to net earnings (before non-recurring charges) of $4.3 million, or $.59 per share, for the same period in 1996. The consolidated net loss for the six months ended 1997 was $2.4 million, or $.32 per share, compared to a net loss of $9.2 million, or $1.25 per share, for the same period in 1996.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources
General

As of June 30, 1997, the Company had a working capital deficiency of $6.3 million compared with $11.0 million working capital deficiency as of December 31, 1996. At year end, the Company was in default with respect to certain of its debt, lease and other agreements. These circumstances would naturally raise doubt about the Company's ability to continue as a going concern. However, as discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996, the Company obtained waivers and/or amendments to cure such defaults, certain debt extensions, an application of lease deposits against lease obligations and an additional revolving credit facility. Management believes that these steps, together with available cash, revolving credit facilities and amounts expected to be generated from operations, will be sufficient to enable the Company to satisfy its capital expenditures and working capital requirements for its operations for at least the next year.

If the Company remains an independent  company (see Item 5., Other  Information,
Section II of this report), the Company will seek to satisfy its capital requirements for internal growth and development through borrowings from commercial lenders, seller-financed debt, financing obtained through sale-leaseback transactions with real estate investment trusts, the public and private equity, debt capital markets and proceeds from the sale of discontinued operations and, to the extent available, internally generated cash from continued operations. On a longer term basis, management believes the Company will be able to satisfy the principal repayment requirements on its indebtedness with a combination of funds generated from operations and from securing refinancings with existing or new commercial lenders. There can be no assurance that any necessary funds will be available to the Company or if available, the terms thereof.

Net cash used in operating activities for the six months ended June 30, 1997 was $1.8 million resulting from a net increase in accounts receivable and other assets of $3.3 million, offset by, $1.0 million of net earnings after adding back non-cash charges for depreciation of $1.2 million, amortization of intangibles of $580,000, amortization of debt discount costs of $174,000 and the loss on the sale of Georgiana Hospital of $1.5 million and a net increase in accounts payable, accrued expenses and taxes of $482,000.

Net accounts receivable (patient accounts receivable, third-party payor settlements receivable and other receivables) were $18.9 million at June 30, 1997. The number of days average net revenues in net patient and third party receivables was 52.1 at June 30, 1997, compared to 47.0 at December 31, 1996. The Company anticipates that the number of days average net revenues in net receivables will fluctuate in the future and will depend, in large part, on the mix of revenues, as well as the timing of payments by private third-party and governmental payors.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Net cash provided by investing activities totaled $1.7 million for the six months ended June 30, 1997 resulting primarily from the utilization of deposits of $4.6 million to pay rent and mortgage obligations, offset in part, by property, plant and equipment additions of $3.0 million.

Net cash used in financing activities was $47,000 for the six months ended June 30, 1997 resulting from payments of deferred financing costs of $1.6 million, payments of long-term debt of $2.0 million and a payment on the put option contracts payable of $500,000 offset by net proceeds of $4.1 million received from long-term borrowings.

At June 30, 1997, the Company had total debt outstanding of $61.7 million, of which $46.7 million bears interest at fixed rates, primarily ranging from 7.0% to 15.1%. The Company's remaining debt is drawn under its $15.0 million revolving credit facility with an affiliate of Daiwa Securities of America, Inc. ("Daiwa") entered into in December 1996, its $5.0 million revolving credit facility with Integrated Health Services, Inc. ("IHS") entered into in December 1996 and a second loan with IHS for an additional $5.0 million entered into on July 18, 1997, both of which are discussed below.

To date, the Company's major acquisitions have been financed principally through mortgage and lease financing by Health and Retirement Properties Trust ("HRPT"). At June 30, 1997, the Company was obligated to HRPT under installment notes with respect to 17 facilities having an outstanding aggregate principal balance of approximately $36.4 million and as a tenant under three master leases covering 30 facilities having an aggregate minimum rent of approximately $191 million (subject to increase) during the remainder of their initial terms and first renewal period. In accordance with a Waiver and Amendment Agreement dated April 14, 1997, the Company applied $6.2 million of deposits as follows: (1) to fund $2.2 million of accrued lease payments at March 31, 1997, (2) to fund $1.6 million of lease payments during the second quarter of 1997, (3) to fund $300,000 of future lease payments, (4) to pay an $870,000 financing fee and, (5) to maintain a $1.5 million deposit balance. In connection therewith, IHS guaranteed $10.0 million of the Company's obligations to HRPT. The master leases require the Company to maintain consolidated tangible net worth of at least $5.0 million and a current ratio (ratio of current assets to current liabilities) of at least one to one. HRPT has waived these covenants through February 1998. Certain debt instruments with HRPT (aggregating approximately $19.5 million in principal amount) have been modified to provide that interest only will be payable until July 31, 1998, at which time principal will again become payable, with interest, in installments.

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

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Included in the installment notes is $10.0 million which the Company borrowed from HRPT pursuant to an 11% promissory note (the "HRPT Note") to provide additional renovation and acquisition funding and general working capital. No principal payments are required until the maturity date of December 31, 2008. Interest payments are to be made monthly. However, this loan, together with a prepayment premium of approximately $2.6 million, must be prepaid from the first proceeds of certain equity or debt (or any combination thereof) issued by the Company after August 30, 1996. The HRPT Note is secured by all of the collateral security which secure the Company's current obligations to HRPT and is subject to cross default with other obligations to HRPT. As a result of closing this loan, the Company increased the security deposit held by HRPT for all obligations by $550,000.

On December 27, 1996, the Company entered into a Healthcare Receivables Purchase and Transfer Agreement (the "Loan Agreement") with Daiwa providing for a 36 month revolving credit facility pursuant to which the Company may borrow from time to time up to $15.0 million, subject to a borrowing base formula. The Loan Agreement is secured by all patient and third-party settlement receivables. This credit facility replaced, and the proceeds from this new line of credit were used to pay in full, a $15.0 million revolving credit facility with NationsBank of Florida, N.A. At June 30, 1997, $12.3 million was outstanding on this line of credit with Daiwa, of which approximately $2.9 million was in excess of the borrowing base. In accordance with a waiver and amendment agreement dated April 14, 1997, the Company is required to pay such amount in monthly installments of $300,000. As of July 31, 1997, the Company had paid $1.2 million towards the reduction of the amount in excess of the borrowing base. The amount in excess of the borrowing base has been guaranteed by IHS. In connection therewith, the Company issued a five year warrant to Daiwa to purchase 1,787,568 shares of common stock (subject to reduction as the monthly installment payments are made) at an initial price of $2.25 per share (subject to adjustment in certain circumstances). The warrants outstanding have been reduced to 1,381,501 as of July 31, 1997 as a result of the $1.2 million of payments made since April 14, 1997 to reduce the amount of outstanding indebtedness in excess of the borrowing base. The remaining outstanding loan will mature on December 27, 1999. Effective as of March 10, 1997, each amount advanced is to bear interest at a rate equal to the LIBO Rate at the time of the revolving advance plus 2.25% per annum increasing .50% monthly thereafter. The amount in excess of the borrowing base bears an interest rate of LIBO Rate plus 4.50% per annum increasing .50% monthly thereafter.

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

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

On July 18, 1997, the Company and IHS Holdings, Inc. entered into a second loan agreement, which entitles the Company to borrow for working capital purposes, until July 18, 1999, amounts on a revolving credit basis so that no more than $5.0 million is outstanding at any time. Loan advances are to be made directly to creditors of the Company, including IHS, in payment of the Company's obligations to such creditors. Proceeds used to pay the Company's obligations are directed by IHS in accordance with the management agreement. This revolving credit facility bears interest at a rate per annum equal to the annual rate of interest set forth in IHS's revolving credit agreement with Citibank, N.A., plus 4%. Repayment of amounts advanced under this line of credit are subordinated to the payment of up to an aggregate of $13.6 million of principal and interest on the Company's obligations to one of the Company's principal unaffiliated third-party lenders. The revolving credit facility is guaranteed in full by Community Care of Nebraska, Inc., ECA Holdings, Inc., CCA of Midwest, Inc., Quality Care of Columbus, Inc., Quality Care of Lyons, Inc., and W.S.T. Care,
Inc., each wholly-owned subsidiaries of the Company. The revolving line of credit is secured by the real property assets of the Company and its subsidiaries. At July 31, 1997, no borrowings were outstanding under this facility.

In connection with the initial revolving credit agreement, the Company issued warrants to purchase an aggregate of 752,182 shares of the Company's common stock, one-half of which were originally exercisable at $3.22 per share (the average of the high and low trading prices of the Company's common stock on January 14 and 15, 1997) for a two-year period and the remaining one-half of which were originally exercisable at $6.44 per share for a five year period. In connection with certain guarantees issued by IHS to HRPT and Daiwa of obligations of the Company on April 14, 1997, the Company issued a warrant to IHS to purchase 379,900 shares of common stock at $1.937 per share. The Company has granted IHS registration rights relating to the shares underlying the warrants. As a result of the issuance of the warrants to IHS and Daiwa in April 1997, the warrants issued to IHS in January 1997 were adjusted to cover 809,374 shares of common stock, one-half of which are exercisable at $2.99 per share for a two year period and one-half of which are exercisable at $5.99 per share for a five year period.

In addition to borrowings, the liquidity of the Company is dependent on the timing of payments by governmental and private third-party payors. The Company's operations could be adversely affected if it experiences significant delays in reimbursement of its costs. Continued efforts by governmental third-party payors to contain or reduce the acceleration of costs, as well as any significant increase in the Company's proportion of Medicare and Medicaid patients, could adversely affect the Company's liquidity and results of operations.

                         COMMUNITY CARE OF AMERICA, INC.
                     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations

Liquidity and Capital Resources (continued)

Forward-looking Statements: Except for statements of historical fact, statements made herein are forward-looking in nature and are inherently subject to risks and uncertainties. The actual results of the Company may differ materially from those reflected in the forward-looking statements based on a number of important risk factors and uncertainties. Among the factors that could cause the Company's future actual results, performance or achievement to differ materially from those described or implied in forward-looking statements are: (a) the Company's ability to obtain, on a timely and economically feasible basis, the financing required to (i) meet its various obligations, (ii) increase its working capital and tangible net worth in order to meet the working capital maintenance covenant and tangible net worth covenant contained in the Company's master leases with HRPT, and (iii) finance any future acquisitions or other transactions that the Company may consider to implement its growth strategy; (b) the Company's ability to successfully integrate acquisitions and effectuate economies of scale and otherwise implement its growth strategy; (c) the government climate towards healthcare; (d) the continuation of third-party payor programs, including Medicare and Medicaid, at current levels and reimbursement rates; (e) the Company's ability to remain in compliance with the requirements for participation in such programs, as well as remain in compliance with the other government regulations to which it is subject; (f) the level of, and the Company's ability to meet, competition; (g) the Company's ability to avoid significant claims and defense costs, and maintain adequate insurance to cover any material claims and costs it may incur which may arise out of malpractice and other claims; (h) the Company's ability to retain qualified personnel; and
(i) general economic conditions. These and other factors are discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 1996 and other reports filed from time to time by the Company with the Securities and Exchange Commission.

PART II - OTHER INFORMATION

Item 2.   Changes in Securities

In connection with a waiver and amendment agreement dated April 14, 1997, the Company issued a five year warrant to Daiwa to purchase 1,787,568 shares of common stock (subject to reduction as loan principal payments are made) at an exercise price of $2.25 per share (subject to adjustment in certain circumstances). The number of shares of common stock subject to the warrants have been reduced to 1,381,501 as of July 31, 1997 as a result of the $1.2 million of loan principal payments made by the Company since April 14, 1997.

In connection with certain guarantees issued by IHS to HRPT and Daiwa of obligations of the Company on April 14, 1997, the Company issued a warrant to IHS to purchase 379,900 shares of common stock at $1.937 per share. In connection therewith, the Company has granted to IHS certain rights to cause the shares issuable upon exercise of the warrants to be registered under the Securities Act of 1933, as amended (the "Act"), at the Company's expense.

As a result of the issuance of the warrants to IHS and Daiwa in April 1997, warrants issued to IHS in January 1997 were adjusted to cover 809,374 shares of common stock, one-half of which are exercisable at $2.99 per share for a two year period and one-half of which are exercisable at $5.99 per share for a five year period.

The Company believes that the exemption from registration afforded by Section 4(2) of the Act is applicable to the issuance of all of the foregoing warrants.

Item 5.   Other Information

On August 1, 1997, the Company, IHS and a wholly-owned subsidiary of IHS entered into a definitive merger agreement for IHS to acquire all of the outstanding shares of the Company for $4.00 per share in cash. IHS, based in Owings Mills, Maryland, is a highly diversified health services provider, offering a broad spectrum of post-acute medical and rehabilitative services through its nationwide health care network. IHS' post-acute services include home nursing services, home infusion services, subacute care, inpatient and outpatient rehabilitation, respiratory therapy, hospice care and diagnostic services. IHS currently operates over 1,000 post-acute service locations in 45 states throughout the United States. Pursuant to the merger agreement on August 7, 1997, the subsidiary of IHS commenced a tender offer at $4.00 per share in cash for all outstanding shares of the Company common stock. The obligations of IHS' subsidiary to purchase the tendered shares is subject to a number of conditions, including there being tendered at least 5,829,119 shares of common stock of the Company (representing the majority of the outstanding the Company shares on a fully-diluted basis). Dr. Robert N. Elkins, Director of the Company, is Chairman and Chief Executive Officer of IHS, and John Silverman, Chairman of the Company, is a director and employee of IHS.

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit
        Number      Description

           2 Agreement and Plan of Merger dated August 1, 1997, by and among IHS, Inc., IHS Acquisition XXVI, Inc., and the Company (incorporated herein by reference to schedule 14D-1 filed with the Securities and Exchange Commission on August 7, 1997).

           3 Secured Subordinate Note and Revolving Credit Agreement II between the Company and IHS Financial Holdings, Inc. Dated July 18, 1997.

           27         Financial Data Schedule


  (b)  Reports on Form 8-K:

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



                                  COMMUNITY CARE OF AMERICA, INC.
                                  (Registrant)



Date: August 14, 1997              By:      /s/ Deborah A. Lau
     -------------------                    ------------------
                                            Deborah A. Lau
                                            President, Chief Executive Officer
                                            and Chief Financial Officer

                                  EXHIBIT INDEX


       (a)  Exhibits:

       Exhibit
        Number      Description

           2 Agreement and Plan of Merger dated August 1, 1997, by and among IHS, Inc., IHS Acquisition XXVI, Inc., and the Company (incorporated herein by reference to schedule 14D-1 filed with the Securities and Exchange Commission on August 7, 1997).

           3 Secured Subordinate Note and Revolving Credit Agreement II between the Company and IHS Financial Holdings, Inc. Dated July 18, 1997.

           27         Financial Data Schedule