Form 10-Q/A
period 1997-06-30
COMMUNITY CARE OF AMERICA INC
filed 1997-08-15
CIK 945772

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 Amendment No.1
                                       on
                                   FORM 10-Q/A


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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

  (a)  Exhibits:

       Exhibit
        Number      Description

           2 Agreement and Plan of Merger dated August 1, 1997, by and among IHS, Inc., IHS Acquisition XXVI, Inc., and the Company (incorporated herein by reference to schedule 14D-1 filed with the Securities and Exchange Commission on August 7, 1997).

           3* Secured Subordinate Note and Revolving Credit Agreement II between the Company and IHS Financial Holdings, Inc. Dated July 18, 1997.

           27+        Financial Data Schedule

---------------------
*    Filed herewith.
+    Filed with the initial filing of this Report.

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



                                  COMMUNITY CARE OF AMERICA, INC.
                                  (Registrant)



Date: August 15, 1997              By:      /s/ Deborah A. Lau
     -------------------                    ----------------------------------
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

           3* Secured Subordinate Note and Revolving Credit Agreement II between the Company and IHS Financial Holdings, Inc. Dated July 18, 1997.

           27+        Financial Data Schedule

---------------------
*    Filed herewith.
+    Filed with the initial filing of this Report.