Form 10-Q/A
period 1997-06-30
COMMUNITY CARE OF AMERICA INC
filed 1997-10-10
CIK 945772

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


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

SIGNATURES...............................................................7


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



                                  COMMUNITY CARE OF AMERICA, INC.
                                  (Registrant)



Date: October 9, 1997              By:      /s/ W. Bradley Bennett
      -------------------                   ----------------------------
                                            W. Bradley Bennett
                                            Executive  Vice President-Chief
                                              Accounting Officer